Form 10QSB
period 1996-03-27
TIMBER LODGE STEAKHOUSE INC
filed 1996-05-10
CIK 912287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _________________________

                                   FORM 10-QSB

 / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 1996

 /   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                         Commission File Number: 0-22786




                          TIMBER LODGE STEAKHOUSE, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)



                Minnesota                              41-1810126
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)



                            4021 Vernon Avenue South
                         St. Louis Park, Minnesota 55416
                    (Address of Principal Executive Offices)

                                 (612) 929-9353
                (Issuer's Telephone Number, Including Area Code)




     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         /X/     Yes      / /          No

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS........................................       1

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............       5


                                     PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................       7

SIGNATURES............................................................      S-1


                                 PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 TIMBER LODGE STEAKHOUSE, INC.
                                        BALANCE SHEETS
                                          (unaudited)
                                                                                 March 27,            January 3,
                                                                                   1996                  1996
                                                                               -------------         -------------
ASSETS

Current assets:
  Cash and cash equivalents...........................................          $  1,255,732          $  2,020,096
  Accounts receivable.................................................               246,248                87,716
  Inventory...........................................................               166,528               166,002
  Pre-opening costs...................................................               195,334               156,544
  Deferred tax assets.................................................               259,200               259,200
  Prepaid expenses and other current assets...........................               296,573               274,696
                                                                               -------------         -------------
    Total current assets..............................................             2,419,615             2,964,254

Property and equipment, net...........................................             9,224,347             7,972,221
Note receivable, related party .......................................               406,000               406,000
Other assets..........................................................               228,462               242,010
                                                                               -------------         -------------
    Total assets......................................................          $ 12,278,424          $ 11,584,485
                                                                               -------------         -------------
                                                                               -------------         -------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................          $    837,940          $    777,329
  Short-term borrowing................................................               100,000                    --
  Accrued salaries and wages..........................................               238,779               186,913
  Sales tax payable...................................................               102,686               116,332
  Gift certificates payable...........................................               266,097               429,326
  Income tax payable..................................................                70,947                14,597
  Accrued expenses and other liabilities..............................               172,346               162,753
                                                                               -------------         -------------
    Total current liabilities.........................................             1,788,795             1,687,250

Deferred rent.........................................................             1,193,639               826,412
Deferred tax liabilities..............................................                28,900                28,900
                                                                               -------------         -------------
    Total liabilities.................................................             3,011,334             2,542,562

Shareholders' equity:
  Common stock, $0.01 par value:
    Authorized shares -- 10,000,000
    Issued shares -- 3,572,500 at March 27, 1996 and
        3,575,500 at January 3, 1996..................................                35,725                35,755
  Additional paid-in capital..........................................             8,814,945             8,825,015
  Retained earnings...................................................               416,420               181,153
                                                                               -------------         -------------
    Total shareholders' equity........................................             9,267,090             9,041,923
                                                                               -------------         -------------
Total liabilities and shareholders' equity............................          $ 12,278,424          $ 11,584,485
                                                                               -------------         -------------
                                                                               -------------         -------------



               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS


                                 TIMBER LODGE STEAKHOUSE, INC.
                                      STATEMENTS OF INCOME
                                          (unaudited)

                                                                       Twelve Weeks Ended
                                                                 -------------------------------
                                                                   March 27,         March 22,
                                                                     1996              1995
                                                                 -------------     -------------

Net sales....................................................     $ 4,280,714       $ 4,058,631


Costs and expenses:
  Food and beverage costs....................................       1,621,055         1,574,779
  Labor and benefits costs...................................       1,220,268         1,156,960
  Restaurant operating expenses..............................         383,977           340,165
  Occupancy costs............................................         413,799           439,769
                                                                 -------------     -------------

    Restaurant costs and expenses............................       3,639,099         3,511,673
                                                                 -------------     -------------

Restaurant operating income..................................         641,615           546,958

General and administrative...................................         311,214           262,418
Amortization of pre-opening costs............................          58,241           135,928
                                                                 -------------     -------------

  Operating income ..........................................         272,160           148,612

Interest and other (income)/expense..........................         (22,007)          (44,260)
                                                                 -------------     -------------

Income before income taxes...................................         294,167           192,872

  Income taxes...............................................          58,900            61,800
                                                                 -------------     -------------

Net income...................................................     $   235,267       $   131,072
                                                                 -------------     -------------
                                                                 -------------     -------------

Net Income per share.........................................           $0.07             $0.04
                                                                 -------------     -------------
                                                                 -------------     -------------

Weighted average number of common and
  common equivalent shares outstanding.......................       3,574,927         3,617,500
                                                                 -------------     -------------
                                                                 -------------     -------------





               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS


                                 TIMBER LODGE STEAKHOUSE, INC.
                                    STATEMENTS OF CASH FLOWS
                                          (unaudited)

                                                                                  Twelve Weeks Ended
                                                                            --------------------------------
                                                                              March 27,          March 22,
                                                                                1996               1995
                                                                            -------------      -------------
OPERATING ACTIVITIES

Net income .............................................................     $   235,267        $   131,072
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization.......................................         239,667            297,155
    Deferred rent.......................................................         367,227            204,982
    Changes in operating assets and liabilities:
      Receivables.......................................................        (158,532)           (21,296)
      Inventories.......................................................            (526)            (8,039)
      Pre-opening costs.................................................         (97,031)          (122,381)
      Prepaid expenses and other current assets......................            (21,877)           (67,145)
      Accounts payable..................................................          60,611           (390,587)
      Accrued salaries and wages........................................          51,866             21,606
      Sales tax payable.................................................         (13,646)            (5,706)
      Gift certificates payable.........................................        (163,229)          (137,600)
      Income taxes payable..............................................          56,350           (243,200)
      Other accrued expenses............................................           9,593             42,906
                                                                            -------------      -------------

Net cash provided by (used in) operating activities.....................         565,740           (298,233)

INVESTING ACTIVITIES

Proceeds used in restaurant development.................................             --             688,025
Purchases of property and equipment.....................................      (1,432,652)          (645,317)
Purchases of marketable securities......................................              --         (1,486,799)
Maturities of marketable securities.....................................              --          2,972,161
Other assets............................................................          12,648             (1,070)
                                                                            -------------      -------------

Net cash provided by (used in) investing activities.....................      (1,420,004)         1,527,000

FINANCING ACTIVITIES

Proceeds from short-term borrowings                                              100,000                 --
Common stock repurchased................................................         (10,100)                --
                                                                            -------------      -------------

Net cash provided by financing activities...............................          89,900                 --

Net increase (decrease) in cash and cash equivalents....................        (764,364)         1,228,767
Cash and cash equivalents at beginning of year..........................       2,020,096            380,643
                                                                            -------------      -------------

Cash and cash equivalents at end of period..............................     $ 1,255,732        $ 1,609,410
                                                                            -------------      -------------
                                                                            -------------      -------------






               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                          TIMBER LODGE STEAKHOUSE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 27, 1996
                                   (unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation. The results of operations for the twelve week period ended March 27, 1996 are not necessarily indicative of the results to be expected for the full year.

     The significant accounting policies followed by the Company are set forth in the Notes to Financial Statements in the Company's 1995 Annual Report and Form 10-KSB/A filed with the Securities and Exchange Commission. These condensed Financial Statements should be read in conjunction with the Financial Statements in the 1995 Annual Report and Form 10-KSB/A.

ITEM   2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

     The following table sets forth the percentage relationship to net sales of certain items included in the Company's statements of operations.


                                                           TWELVE WEEKS ENDED
                                                    --------------------------------
                                                       MARCH 27,           MARCH 22,
                                                         1996                1995
                                                     ------------        ------------
 Net Sales........................................     100.0%              100.0%

 Costs and Expenses:
      Food and beverage costs.....................      37.9                38.8
      Labor and benefits costs....................      28.5                28.5
      Restaurant operating expenses...............       9.0                 8.4
      Occupancy costs.............................       9.6                10.8
                                                     ------------        ------------
           Restaurant costs and expenses..........      85.0                86.5
                                                     ------------        ------------

 Restaurant operating income......................      15.0                13.5

 General and administrative.......................       7.3                 6.5
 Amortization of pre-opening costs................       1.3                 3.4
                                                     ------------        ------------
     Operating income ............................       6.4                 3.6

 Interest and other (income)/expense..............      (0.5)               (1.1)
                                                     ------------        ------------
 Income before income taxes.......................       6.9                 4.7

      Income taxes................................       1.4                 1.5
                                                     ------------        ------------

 Net income.......................................       5.5%                3.2%
                                                     ------------        ------------
                                                     ------------        ------------

 Number of restaurants open at end of period              10                  10



TWELVE WEEKS ENDED MARCH 27, 1996, COMPARED TO  TWELVE WEEKS ENDED MARCH 22,
1995.

     NET SALES. The Company's net sales increased 5.5% to $4,280,714 compared to $4,058,631 for the first quarter last year. The increase is attributable to the three new restaurants opened since the beginning of the first quarter of fiscal 1995 but offset by the sale of the salad bar restaurant "Q. Cumbers" and closing an underperforming restaurant in Williamsville, New York (both of which were open during the first quarter 1995). Same store sales for stores open at least 18 months were down 6.8%. The decline was due in part to the severe winter weather the restaurants experienced in January.

     COSTS AND EXPENSES.   Cost of restaurant sales, consisting of food and
beverage costs, decreased .9% to 37.9% compared to 38.8% for the same period last year. This decrease is primarily the result of opportunities during the quarter that allowed us to feature high value, supplementary menu entrees with lower food costs. In aggregate, costs of beef and seafood were up just slightly above last year.

     Labor and related benefit costs were 28.5% as a percentage of sales for the first quarter 1996 and the same period last year. Labor productivity gains were achieved during the quarter but were offset by an increase in health insurance costs as more employees entered the program upon meeting eligibility requirements.

     Restaurant operating expenses include all other unit-level costs, the major components of which are rents, real estate taxes, utilities, store supplies, repairs and maintenance and other related occupancy costs. Restaurant operating costs are semi-variable while most of the occupancy expenses are fixed. In the aggregate for the first quarter, restaurant operating expenses and occupancy costs decreased .6% to 18.6% of net sales compared to 19.2% for the same period last year. The decrease is attributable to the sales increase for the quarter combined with the effect of lower property insurance costs.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative expenses
increased .8% to 7.3% of net sales compared to 6.5% for the same period last year. The increase is due primarily to an incremental increase in newspaper and radio advertising for the Minneapolis/St. Paul market compared to the same quarter last year.

     AMORTIZATION OF PRE-OPENING COSTS.   Amortization of pre-opening costs
decreased to 1.3% of net sales compared to 3.4% for the same period last year. The decrease is attributable to amortizing pre-opening costs for five new restaurants in the first quarter 1995 compared to three new restaurants the same quarter this year. The Company amortizes pre-opening costs for new restaurants over a twelve month period commencing with the first full period after the restaurant's opening.

     INTEREST AND OTHER INCOME.   Interest and other income for the first
quarter was $22,007 compared to $44,260 for the same period last year. The decrease is due to a reduction of marketable securities used to finance new restaurant construction.


     PROVISION FOR INCOME TAXES.   The Company's effective tax rate is estimated
at 20% compared to 32% for the same period last year. The company's tax rate is impacted by tax credits for FICA tax paid on tips received by restaurant employees.

     NET INCOME.   The Company's net income was $235,267 in the first fiscal
quarter of 1996 compared to $131,072 for the same period last year. Earnings per share were $.07 in the first quarter 1996 compared to $.04 for the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

     All the proceeds raised from the Company's initial public offering of its Common Stock in December 1993 (approximately $6,300,000) have been used to develop steakhouse restaurants. Historically, the Company has leased its restaurant sites under non-cancelable leases for periods of six to fifteen years, with renewal options of between three and ten years. The Company plans to continue leasing sites for expansion in the foreseeable future.

     Cash provided by operating activities was $565,740 compared to cash used of $298,233 for the same period last year. The Company had net working capital of $630,820 at March 27, 1996 compared to $1,277,004 at January 3, 1996. The decrease in working capital is a result of utilizing existing cash to fund new restaurant development. The Company has a $200,000 bank line of credit which it has used to fund short-term cash needs. At the end of first quarter 1996 this line had an outstanding balance of $100,000. This balance is planned to be paid down in the subsequent quarter. Most of the Company's sales are paid by cash or credit card and the Company generally receives 30 days credit from trade suppliers.

     The Company's Board of Directors passed a resolution in May 1995 authorizing the purchase of shares of the Company's Common Stock in the open market as management of the Company deems appropriate. During the first quarter 1996, the Company purchased 3,000 shares of its Common Stock on the open market at an average price of $3.37 per share. These repurchases represent less than
 .1% of the Company's outstanding stock.

     The Company currently intends to focus its expansion on steakhouse restaurants and estimates that the average costs of developing a new steakhouse restaurant to be approximately $1,200,000. The actual cost will vary depending on the size of the restaurant, the amount of landlord contributions, if any, and whether extensive renovation or remodeling is required. Pre-opening costs, primarily labor, advertising, travel and other costs related to the two new steakhouses opened in 1995 were $105,000 per restaurant. Expenses for new restaurants opening in the future are expected to be similar.


                      PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

                    Exhibit No.                          Exhibit
                    -----------                          -------
                       11.1                 Statement Regarding Computation
                                                of Per Share Earnings.(1)

     (b) No reports on Form 8-K have been filed during the quarter for which this report was filed.
___________

(1)  See Financial Statements -- Statements of Income.

                                   SIGNATURES


Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TIMBER LODGE STEAKHOUSE, INC.


Date:  May 6, 1996                 By:/s/ Dermot F. Rowland
                                      ------------------------------------------
                                      Dermot F. Rowland
                                      Its:  Chief Executive Officer



Date:  May 6, 1996                 By:/s/ Robert G. Cornell
                                      ------------------------------------------
                                      Robert G. Cornell
                                      Its:  Chief Financial Officer