Form 10QSB
period 1996-06-19
TIMBER LODGE STEAKHOUSE INC
filed 1996-08-02
CIK 912287

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                               ________________________

                                     FORM 10-QSB

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ------   SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 19, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ------   EXCHANGE ACT OF 1934

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

                               X     Yes                 No
                            --------            --------

    As of June 1, 1996 there were 3,572,500 shares outstanding of the issuer's Common Stock, $.01 par value per share.

                                  TABLE OF CONTENTS


                                                                           Page

                                        PART I

ITEM 1.  FINANCIAL STATEMENTS .........................................      1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................      5


                                       PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .............................      7

SIGNATURES.............................................................     S-1

                           PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TIMBER LODGE STEAKHOUSE, INC.
                                 BALANCE SHEETS
                                   (unaudited)

                                                         June 19,    January 3,
                                                          1996         1996
                                                     -------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents.......................  $    691,530   $  2,020,096
  Accounts receivable.............................       125,173         87,716
  Inventory.......................................       188,990        166,002
  Pre-opening costs...............................       244,423        156,544
  Deferred tax assets.............................       259,200        259,200
  Prepaid expenses and other current assets.......       261,969        274,696
                                                     -------------  -------------
      Total current assets........................     1,771,285      2,964,254

Property and equipment, net.......................    10,797,801      7,972,221
Note receivable, related party - Note 2...........       396,000        406,000
Other assets......................................       219,021        242,010
                                                     -------------  -------------
      Total assets................................  $ 13,184,107   $ 11,584,485
                                                     -------------  -------------
                                                     -------------  -------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................  $    569,953   $    777,329
  Note payable....................................       499,474             --
  Short-term borrowing............................       375,000             --
  Accrued salaries and wages......................       255,435        186,913
  Sales tax payable...............................       164,099        116,332
  Gift certificates payable.......................       247,439        429,326
  Income tax payable..............................       135,997             --
  Accrued expenses and other liabilities..........       172,615        177,350
                                                     -------------  -------------
      Total current liabilities...................     2,420,012      1,687,250

Deferred rent.....................................     1,232,291        826,412
Deferred tax liabilities..........................        28,900         28,900
                                                     -------------  -------------
      Total liabilities...........................     3,681,203      2,542,562

Shareholders' equity:
  Common stock, $0.01 par value:
      Authorized shares -- 10,000,000
      Issued shares -- 3,572,500 at June 19, 1996
         and 3,575,500 at January 3, 1996.........        35,725         35,755
  Additional paid-in capital......................     8,814,945      8,825,015
  Retained earnings...............................       652,234        181,153
                                                     -------------  -------------
      Total shareholders' equity..................     9,502,904      9,041,923
                                                     -------------  -------------
Total liabilities and shareholders' equity........  $ 13,184,107   $ 11,584,485
                                                     -------------  -------------
                                                     -------------  -------------

                 See accompanying notes to the financial statements

                           TIMBER LODGE STEAKHOUSE, INC.
                              STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                      Twelve Weeks Ended                  Twenty-four Weeks Ended
                                                ---------------------------------     --------------------------------
                                                  June 19,             June 14,         June 19,            June 14,
                                                    1996                 1995             1996                1995
                                                ------------         ------------     ------------        ------------
Net sales.....................................  $  4,736,133         $  4,089,503     $  9,016,848        $  8,148,134
Costs and expenses:
  Food and beverage costs.....................     1,794,835            1,604,875        3,415,890           3,179,654
  Labor and benefits costs....................     1,357,366            1,231,156        2,577,634           2,388,265
  Restaurant operating expenses...............       397,154              363,085          781,131             703,102
  Occupancy costs.............................       525,908              523,170          939,707             962,939
                                                ------------         ------------     ------------        ------------
    Restaurant costs and expenses.............     4,075,263            3,722,286        7,714,362           7,233,960
                                                ------------         ------------     ------------        ------------
Restaurant operating income...................       660,870              367,217        1,302,486             914,174

General and administrative....................       319,630              571,734          630,845             834,151
Amortization of pre-opening costs.............        59,019              139,031          117,260             274,959
Loss on sale and abandonment of
  restaurants, net - Note 2...................            --              294,880               --             294,880
                                                ------------         ------------     ------------        ------------
    Operating income (loss)...................       282,221             (638,428)         554,381            (489,816)

Interest and other (income) expense...........       (18,642)             (35,108)         (40,650)            (79,368)
                                                ------------         ------------     ------------        ------------
Income (loss) before income taxes.............       300,863             (603,320)         595,031            (410,448)

  Income taxes (benefit)......................        65,050             (115,400)         123,950             (53,600)
                                                ------------         ------------     ------------        ------------
Net income (loss).............................  $    235,813         $   (487,920)    $    471,081        $   (356,848)
                                                ------------         ------------     ------------        ------------
                                                ------------         ------------     ------------        ------------
Net income (loss) per share...................         $0.07               ($0.13)           $0.13              ($0.10)
                                                ------------         ------------     ------------        ------------
                                                ------------         ------------     ------------        ------------
Weighted average number of common and
  common equivalent shares outstanding........     3,572,500            3,617,500        3,573,712           3,617,500
                                                ------------         ------------     ------------        ------------
                                                ------------         ------------     ------------        ------------


              See accompanying notes to the financial statements

                          TIMBER LODGE STEAKHOUSE, INC.
                             STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                          Twenty-four Weeks Ended

                                                                         June 19,          June 14,
                                                                           1996              1995
                                                                      -------------     --------------
Operating activities

Net income (loss)................................................     $    471,081      $    (356,848)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization................................          507,215            623,294
    Deferred rent................................................          405,879            251,654
    Loss on sale and abandonment of assets, net..................               --            100,885
    Changes in operating assets and liabilities:
      Receivables................................................          (37,457)           (43,784)
      Inventories................................................          (22,988)            13,267
      Pre-opening costs..........................................         (205,139)           (95,668)
      Prepaid expenses and other current assets..................           12,727            (41,894)
      Accounts payable...........................................         (207,376)          (471,577)
      Accrued salaries and wages.................................           68,522             42,277
      Sales tax payable..........................................           47,767            (16,789)
      Gift certificates payable..................................         (181,887)          (175,943)
      Income taxes payable.......................................          135,997           (358,600)
      Other accrued expenses.....................................           (4,735)           616,345
                                                                      -------------     --------------

Net cash provided by operating activities........................          989,606             86,619

Investing activities

Proceeds used in restaurant development..........................               --            943,893
Purchases of property and equipment..............................       (2,714,261)        (1,421,776)
Cash from sale of restaurant.....................................               --            125,000
Principal collected on long term note............................           10,000                 --
Purchases of marketable securities...............................               --         (1,508,883)
Maturities of marketable securities..............................               --          2,972,161
Other assets.....................................................           21,189            (16,536)
                                                                      -------------     --------------

Net cash provided by (used in) investing activities..............       (2,683,072)         1,093,859

Financing activities

Proceeds from short-term borrowings..............................          375,000                 --
Common stock repurchased.........................................          (10,100)                --
                                                                      -------------     --------------

Net cash provided by financing activities........................          364,900                 --

Net increase (decrease) in cash and cash equivalents.............       (1,328,566)         1,180,478
Cash and cash equivalents at beginning of year...................        2,020,096)           380,643
                                                                      -------------     --------------

Cash and cash equivalents at end of period.......................     $    691,530      $   1,561,121
                                                                      -------------     --------------
                                                                      -------------     --------------

                 See accompanying notes to the financial statements

                          TIMBER LODGE STEAKHOUSE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 19, 1996
                                   (unaudited)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation. The results of operations for the twenty-four week period ended June 19, 1996 are not necessarily indicative of the results to be expected for the full year.

    The significant accounting policies followed by the Company are set forth in the Notes to Financial Statements in the Company's 1995 Annual Report and Form 10-KSB/A filed with the Securities and Exchange Commission. These condensed Financial Statements should be read in conjunction with the Financial Statements in the 1995 Annual Report and Form 10-KSB/A.

2.  SALE AND ABANDONMENT OF RESTAURANTS

    The Company sold its Q.Cumbers unit, a high quality soup and salad buffet, to the existing store manager, a related party, on June 14, 1995. The Company retained the services of an independent consultant to assess the fair market value of the business and validate the Company's selling price. The store was sold for $531,000. The Company received $125,000 in cash and a promissory note for $406,000. The sale resulted in a pre-tax gain of $278,120.

    The Company decided in May 1995 to close its Williamsville, NY restaurant. The store had under performed since its opening in April 1994. The abandonment costs of $573,000 consists of the write-off of non-reusable assets and related close down costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following table sets forth the percentage relationship to net sales of certain items included in the Company's statements of operations.


                                                                    TWELVE WEEKS ENDED         TWENTY-FOUR WEEKS ENDED
                                                                  ----------------------       -----------------------
                                                                  ----------------------       -----------------------
                                                                  JUNE 19,       JUNE 14,      JUNE 19,       JUNE 14,
                                                                   1996           1995           1996           1995
                                                                  -------        -------       -------        -------
Net Sales...................................................      100.0%         100.0%         100.0%         100.0%

Costs and Expenses:
     Food and beverage costs......................                 37.9           39.2           37.9           39.0
     Labor and benefits costs.....................                 28.7           30.1           28.6           29.3
     Restaurant operating expenses................                  8.4            8.9            8.7            8.6
     Occupancy costs..............................                 11.0           12.8           10.4           11.9
                                                                  -------        -------       -------        -------
          Restaurant costs and expenses...........                 86.0           91.0           85.6           88.8
                                                                  -------        -------       -------        -------
Restaurant operating income.......................                 14.0            9.0           14.4           11.2

General and administrative........................                  6.7           14.0            7.0           10.2
Amortization of pre-opening costs.................                  1.3            3.4            1.3            3.4
Loss on sale and abandonment of
     restaurants, net - Note 2                                       -             7.2            -              3.6
                                                                  -------        -------       -------        -------
    Operating income (loss).....................                    6.0          (15.6)           6.1           (6.0)

Interest and other (income)/expense.............                   (0.4)          (0.9)          (0.5)          (0.9)
                                                                  -------        -------       -------        -------
Income (loss) before income taxes...............                    6.4          (14.7)           6.6           (5.1)

     Income taxes (benefit).....................                    1.4           (2.8)           1.4           (0.7)
                                                                  -------        -------       -------        -------

Net income (loss)...............................                    5.0 %        (11.9)%          5.2%          (4.4)%
                                                                  -------        -------       -------        -------
                                                                  -------        -------       -------        -------



TWELVE WEEKS ENDED JUNE 19, 1996, COMPARED TO TWELVE WEEKS ENDED JUNE 14, 1995.

    NET SALES.   Total sales for the twelve weeks ending June 19, 1996
increased 15.8% to $4,736,133 compared to $4,089,503 for the same period last year. The increase is attributable to opening three new stores since the beginning of the 2nd quarter last year but offset from closing an underperforming store in Williamsville, New York and the sale of our salad bar restaurant, Q. Cumbers. Same store sales for stores open at least 18 months were down 2.9%.

    COSTS AND EXPENSES.   Cost of restaurant sales, consisting of food and
beverage costs, decreased 1.3% to 37.9% compared to 39.2% for the same period last year. This decrease is due in part to the elimination of an underperforming store that experienced higher food costs last year combined with concerted operational efforts to reduce food waste. In aggregate, commodity costs of beef and seafood were even with last year.

    Labor and related benefit costs decreased 1.4% to 28.7% for the second quarter 1996 compared to 30.1% for the same quarter last year. Labor productivity gains achieved in new stores combined with closing an underperforming store last year contributed to the reduced labor cost.

    Restaurant operating expenses include all other unit-level costs, the major components of which are rents, real estate taxes, utilities, store supplies, repairs and maintenance and other related occupancy costs. Restaurant operating costs are semi-variable while most of the occupancy expenses are fixed. Restaurant operating expenses and occupancy costs combined decreased 2.3% to 19.4% of net sales compared to 21.7% for the same period last year. The reduction is due in part to the elimination of an underperforming store combined with the impact of lower property insurance costs.

    GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative expenses
decreased to 6.7% of net sales compared to 14.0% for the same period last year. The decrease is due to the one-time costs the Company recognized in the 2nd quarter last year in reincorporating in Minnesota and changing the name of the restaurants.

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

    INTEREST AND OTHER INCOME.   Interest and other income for the second
quarter was $18,642 compared to $35,108 for the same period last year. The decrease is due to a reduction in interest income from marketable securities used to finance new restaurant construction.

    LOSS ON SALE AND ABANDONMENT OF RESTAURANTS. The Company reflected in the second quarter last year the gain from the sale of its Q. Cumbers salad bar restaurant and offset by the closing of an underperforming store in Williamsville, New York.

    PROVISION FOR INCOME TAXES.   The Company's effective tax rate is estimated
at 21% in 1996. The company recognized a tax benefit as a result of the loss for the same quarter last year.

    NET INCOME.   The Company's net income was $235,813 or $.07 per share in the second quarter compared to a loss of ($487,920) or ($.13) per share for the same quarter last year.

TWENTY-FOUR WEEKS ENDED JUNE 19, 1996, COMPARED TO TWENTY-FOUR WEEKS ENDED JUNE 14, 1995.

    NET SALES. Total sales for twenty-four weeks ending June 19, 1996 increased 10.7% to $9,016,848 compared to $8,148,134 for the same period last year. The increase is attributable to opening four new stores since the beginning of 1995 but offset from closing an underperforming store and selling the Q. Cumbers restaurant, both of which were open the first two quarters of 1995. Same store sales for stores open at least 18 months were down 5.3% year-to-date.

    COSTS AND EXPENSES. Cost of restaurant sales consisting of food and beverage costs decreased 1.1% to 37.9% compared to 39.0% for the same period last year. This decrease is due in part to the elimination of an underperforming store that experienced higher food costs last year combined with opportunities to feature temporary menu items with lower food costs.

    Labor and related benefit costs were 28.6% as a percentage of sales year-to-date compared to 29.3% for the same period last year. Labor productivity gains were achieved during the period but offset by an increase in health insurance costs as more employees entered the program upon meeting eligibility requirements.

    Restaurant operating expenses and occupancy costs combined were 19.1% year-to-date compared to 20.5% for the same period last year. The decrease is attributable to the increase in sales combined with the impact of lower property insurance premiums.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to 7.0% of net sales year-to-date compared to 10.2% for the same period last year. The decrease is due to the one-time costs the company experienced last year in changing the name of the restaurants and reincorporating in Minnesota.

    AMORTIZATION OF PRE-OPENING COSTS. Amortization of pre-opening costs decreased to 1.3% of net sales compared to 3.4% for the same period last year. The decrease is attributable to amortizing costs for three new restaurants compared to five the same period last year.

    INTEREST AND OTHER INCOME. Interest and other income year-to-date was $40,650 compared to $79,368 for the same period last year. The decrease is due to a reduction in interest income from marketable securities used to finance new restaurant construction.

    LOSS ON SALE AND ABANDONMENT OF RESTAURANTS. The company reflected the gain on the sale of its' Q. Cumbers restaurant and the closing of an underperforming store in Williamsville, New York. The net result was a loss of $294,880.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate is estimated at 21% in 1996. The Company recognized a tax benefit as a result of the loss year-to-date last year.

    NET INCOME. The Company's net income was $471,081 or $.13 per share year-to-date 1996 compared to a loss of ($356,848) or ($.10) per share for the same period last year.

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

    Cash provided by operating activities was $989,606 compared to cash provided of $86,619 for the same period last year. The Company had net working capital of ($648,727) at June 19, 1996 compared to $1,277,004 at January 3, 1996. The decrease in working capital is a result of utilizing existing cash to fund new restaurant development. The Company has a $500,000 line of credit which it has used to fund short-term cash needs. At the end of the second quarter 1996 this line had an outstanding balance of $375,000. This balance is planned to be paid down the balance of year 1996. In addition, the Company has acquired property in Madison, Wisconsin via cash and a short term note payable with the seller. The Company is finalizing a sale/leaseback arrangement on this property with completion expected in the subsequent quarter. Most of the Company's sales are paid by cash, check, or credit card and the Company generally receives 30 days credit from trade suppliers.

    The Company's Board of Directors passed a resolution in May 1995 authorizing the purchase of shares of the Company's Common Stock in the open market as management of the Company deems appropriate. No repurchase activity occurred during the second quarter.

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

                             PART II - OTHER INFORMATION

                      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

                   EXHIBIT NO.                        EXHIBIT
                      11.1                  Statement Regarding Computation
                                                of Per Share Earnings.(1)

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



                             TIMBER LODGE STEAKHOUSE, INC.


Date:  July 16, 1996         By:  /s/ Dermot F. Rowland
                                 ------------------------------------
                                   Dermot F. Rowland
                                   Its:  Chief Executive Officer



Date:  July 16, 1996         By:  /s/ Robert G. Cornell
                                 ------------------------------------
                                   Robert G. Cornell
                                   Its:  Chief Financial Officer