Form 10QSB
period 1996-09-11
TIMBER LODGE STEAKHOUSE INC
filed 1996-10-22
CIK 912287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 11, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to      .
                                                -----    -----

                         Commission File Number: 0-22786




                          TIMBER LODGE STEAKHOUSE, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)



               Minnesota                               41-1810126
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization                 Identification No.)

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


                             X   Yes               No
                           -----             -----

     As of September 1, 1996 there were 3,572,500 shares outstanding of the issuer's Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
                                     PART I

ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .    1

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . .    5


                                     PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .    7

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          TIMBER LODGE STEAKHOUSE, INC.
                                 BALANCE SHEETS
                                   (unaudited)

                                                    September 11,    January 3,
                                                        1996           1996
                                                    ------------   ------------
ASSETS

Current assets:
   Cash and cash equivalents . . . . . . . . . . .  $    488,740   $  2,020,096
   Accounts receivable . . . . . . . . . . . . . .       111,011         87,716
   Inventory . . . . . . . . . . . . . . . . . . .       198,189        166,002
   Pre-opening costs . . . . . . . . . . . . . . .       280,049        156,544
   Deferred tax assets . . . . . . . . . . . . . .       259,200        259,200
   Prepaid expenses and other current assets . . .       328,172        274,696
                                                    ------------   ------------
      Total current assets . . . . . . . . . . . .     1,665,361      2,964,254

Property and equipment, net. . . . . . . . . . . .    10,797,063      7,972,221
Note receivable, related party - Note 2. . . . . .       396,000        406,000
Other assets . . . . . . . . . . . . . . . . . . .       219,856        242,010
                                                    ------------   ------------
      Total assets . . . . . . . . . . . . . . . .  $ 13,078,280   $ 11,584,485
                                                    ------------   ------------
                                                    ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . .  $    773,687   $    777,329
   Short-term borrowing. . . . . . . . . . . . . .       370,000             --
   Accrued salaries and wages. . . . . . . . . . .       257,164        186,913
   Sales tax payable . . . . . . . . . . . . . . .       169,787        116,332
   Gift certificates payable . . . . . . . . . . .       203,966        429,326
   Income tax payable. . . . . . . . . . . . . . .       179,347             --
   Accrued expenses and other liabilities. . . . .       200,663        177,350
                                                    ------------   ------------
      Total current liabilities. . . . . . . . . .     2,154,614      1,687,250

Deferred rent. . . . . . . . . . . . . . . . . . .     1,193,618        826,412
Deferred tax liabilities . . . . . . . . . . . . .        28,900         28,900
                                                    ------------   ------------
      Total liabilities. . . . . . . . . . . . . .     3,377,132      2,542,562

Shareholders' equity:
   Common stock, $0.01 par value:
      Authorized shares -- 10,000,000
      Issued shares -- 3,572,500 at June 19, 1996
      and 3,575,500 at January 3, 1996 . . . . . .        35,725         35,755
   Additional paid-in capital. . . . . . . . . . .     8,814,945      8,825,015
   Retained earnings . . . . . . . . . . . . . . .       850,478        181,153
                                                    ------------   ------------
      Total shareholders' equity . . . . . . . . .     9,701,148      9,041,923
                                                    ------------   ------------
Total liabilities and shareholders' equity . . . .  $ 13,078,280   $ 11,584,485
                                                    ------------   ------------
                                                    ------------   ------------


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                          TIMBER LODGE STEAKHOUSE, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                         TWELVE WEEKS ENDED         THIRTY-SIX WEEKS ENDED
                                                    ---------------------------   ---------------------------
                                                    September 11,  September 6,   September 11,  September 6,
                                                        1996           1995           1996           1995
                                                    ------------   ------------   ------------   ------------

Net sales. . . . . . . . . . . . . . . . . . . . .  $  4,798,921   $  3,546,988   $ 13,815,768   $ 11,695,122


Costs and expenses:
   Food and beverage costs . . . . . . . . . . . .     1,794,490      1,378,130      5,210,380      4,557,784
   Labor and benefits costs. . . . . . . . . . . .     1,390,174      1,013,768      3,967,807      3,402,033
   Restaurant operating expenses . . . . . . . . .       422,177        318,104      1,203,308      1,021,206
   Occupancy costs . . . . . . . . . . . . . . . .       549,066        416,927      1,488,773      1,379,865
                                                    ------------   ------------   ------------   ------------

      Restaurant costs and expenses. . . . . . . .     4,155,907      3,126,929     11,870,268     10,360,888
                                                    ------------   ------------   ------------   ------------

Restaurant operating income. . . . . . . . . . . .       643,014        420,059      1,945,500      1,334,234

General and administrative . . . . . . . . . . . .       335,013        279,215        965,858      1,113,366
Amortization of pre-opening costs. . . . . . . . .        72,017         95,452        189,277        370,412
Loss on sale and abandonment of. . . . . . . . . .
   restaurants, net - Note 2 . . . . . . . . . . .            --             --             --        294,880
                                                    ------------   ------------   ------------   ------------
   Operating income (loss) . . . . . . . . . . . .       235,984         45,392        790,365       (444,424)

Interest and other (income) expense. . . . . . . .        (5,611)       (46,862)       (46,260)      (126,230)
                                                    ------------   ------------   ------------   ------------

Income (loss) before income taxes. . . . . . . . .       241,595         92,254        836,625       (318,194)

   Income taxes (benefit). . . . . . . . . . . . .        43,350        (10,079)       167,300        (63,679)
                                                    ------------   ------------   ------------   ------------

Net income (loss). . . . . . . . . . . . . . . . .  $    198,245   $    102,333   $    669,325   $   (254,515)
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------

Net income (loss) per share. . . . . . . . . . . .         $0.06          $0.03          $0.19         ($0.07)
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------

Weighted average number of common and
   common equivalent shares outstanding. . . . . .     3,572,500      3,614,278      3,573,310      3,616,425
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                          TIMBER LODGE STEAKHOUSE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  THIRTY-SIX WEEKS ENDED
                                                               ---------------------------

                                                               September 11,  September 6,
                                                                   1996           1995
                                                               ------------   ------------
OPERATING ACTIVITIES

Net income (loss). . . . . . . . . . . . . . . . . . . . . . . $    669,325   $   (254,515)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . .      801,002        871,135
      Deferred rent. . . . . . . . . . . . . . . . . . . . . .      367,206        256,587
      Loss on sale and abandonment of assets, net. . . . . . .           --        100,885
      Changes in operating assets and liabilities:
         Receivables . . . . . . . . . . . . . . . . . . . . .      (23,295)         6,648
         Inventories . . . . . . . . . . . . . . . . . . . . .      (32,187)        21,647
         Pre-opening costs . . . . . . . . . . . . . . . . . .     (310,082)      (117,230)
         Prepaid expenses and other current assets . . . . . .      (53,476)       (49,862)
         Accounts payable. . . . . . . . . . . . . . . . . . .       (3,642)      (368,666)
         Accrued salaries and wages. . . . . . . . . . . . . .       70,251         (1,519)
         Sales tax payable . . . . . . . . . . . . . . . . . .       53,455         24,578
         Gift certificates payable . . . . . . . . . . . . . .     (225,360)      (214,994)
         Income taxes payable. . . . . . . . . . . . . . . . .      179,347       (372,589)
         Other accrued expenses. . . . . . . . . . . . . . . .       23,313        558,132
                                                               ------------   ------------

Net cash provided by operating activities. . . . . . . . . . .    1,515,857        460,237

INVESTING ACTIVITIES

Proceeds used in restaurant development. . . . . . . . . . . .           --        943,893
Purchases of property and equipment. . . . . . . . . . . . . .   (3,436,567)    (1,956,445)
Cash from sale of restaurant . . . . . . . . . . . . . . . . .           --        125,000
Principal collected on long term note. . . . . . . . . . . . .       10,000             --
Purchases of marketable securities . . . . . . . . . . . . . .           --     (1,530,967)
Maturities of marketable securities. . . . . . . . . . . . . .           --      2,972,161
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .       19,454         (9,920)
                                                               ------------   ------------

Net cash provided by (used in) investing activities. . . . . .   (3,407,113)       543,722

FINANCING ACTIVITIES

Proceeds from short-term borrowings. . . . . . . . . . . . . .      370,000        150,000
Common stock repurchased . . . . . . . . . . . . . . . . . . .      (10,100)       (66,390)
                                                               ------------   ------------

Net cash provided by financing activities. . . . . . . . . . .      359,900         83,610

Net increase (decrease) in cash and cash equivalents . . . . .   (1,531,356)     1,087,569
Cash and cash equivalents at beginning of year . . . . . . . .    2,020,096        380,643
                                                               ------------   ------------

Cash and cash equivalents at end of period . . . . . . . . . . $    488,740   $  1,468,212
                                                               ------------   ------------
                                                               ------------   ------------


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                          TIMBER LODGE STEAKHOUSE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 11, 1996
                                   (unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation. The results of operations for the thirty-six week period ended September 11, 1996 are not necessarily indicative of the results to be expected for the full year.

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

ITEM   2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

     The following table sets forth the percentage relationship to net sales of certain items included in the Company's statements of operations.


                                                             TWELVE WEEKS ENDED          THIRTY-SIX WEEKS ENDED
                                                        ---------------------------   ---------------------------
                                                          SEPT. 11,      SEPT. 6,       SEPT. 11,      SEPT. 6,
                                                            1996           1995           1996           1995
                                                        ------------   ------------   ------------   ------------

Net Sales. . . . . . . . . . . . . . . . . . . . . . .     100.0%         100.0%         100.0%         100.0%

Costs and Expenses:
   Food and beverage costs . . . . . . . . . . . . . .      37.4           38.9           37.7           39.0
   Labor and benefits costs. . . . . . . . . . . . . .      29.0           28.6           28.7           29.1
   Restaurant operating expenses . . . . . . . . . . .       8.8            9.0            8.7            8.7
   Occupancy costs . . . . . . . . . . . . . . . . . .      11.4           11.7           10.8           11.8
                                                        ------------   ------------   ------------   ------------
      Restaurant costs and expenses. . . . . . . . . .      86.6           88.2           85.9           88.6
                                                        ------------   ------------   ------------   ------------

Restaurant operating income. . . . . . . . . . . . . .      13.4           11.8           14.1           11.4

General and administrative . . . . . . . . . . . . . .       7.0            7.9            7.0            9.5
Amortization of pre-opening costs. . . . . . . . . . .       1.5            2.7            1.4            3.2
Loss on sale and abandonment of
   restaurants, net - Note 2 . . . . . . . . . . . . .        --            --              --            2.5
                                                        ------------   ------------   ------------   ------------
   Operating income (loss) . . . . . . . . . . . . . .       4.9            1.2            5.7           (3.8)

Interest and other (income)/expense. . . . . . . . . .      (0.1)          (1.4)          (0.3)          (1.1)
                                                        ------------   ------------   ------------   ------------
Income (loss) before income taxes. . . . . . . . . . .       5.0            2.6            6.0           (2.7)

   Income taxes (benefit). . . . . . . . . . . . . . .       0.9           (0.3)           1.2           (0.5)
                                                        ------------   ------------   ------------   ------------

Net income (loss). . . . . . . . . . . . . . . . . . .       4.1%           2.9%           4.8%         (2.2)%
                                                        ------------   ------------   ------------   ------------
                                                        ------------   ------------   ------------   ------------


TWELVE WEEKS ENDED SEPTEMBER 11, 1996, COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 6, 1995.

     NET SALES.   Total sales for the twelve weeks ending September 11, 1996 increased 35.3% to $4,798,921 compared to $3,546,988 for the same period last year. The increase is attributable to opening four new stores since the beginning of the 3rd quarter last year. Same store sales for stores open at least 18 months were down 4.2%.

     COSTS AND EXPENSES.   Food and beverage costs, decreased 1.5% to 37.4%
compared to 38.9% for the same period last year. This decrease is due in part to the addition of a new menu design that features several new entrees with lower food costs, as well as a continuing operational effort to reduce food waste. Menu price increases were taken on only a very few menu items commensurate with the new menu. In aggregate, commodity costs of beef and seafood were even with last year.

     Labor and related benefit costs increased .4% to 29.0% for the third
quarter 1996   compared to 28.6% for the same quarter last year.  The increase is due primarily to an increase in health insurance expense as more employees achieve eligibility, but offset by a reduction in workers' compensation insurance rates compared to the same period last year.

     Restaurant operating expenses include all other unit-level costs, the major components of which are rent, real estate taxes, utilities, store supplies, repairs and maintenance and other related occupancy costs. Restaurant operating costs are semi-variable while most of the occupancy expenses are fixed. Restaurant operating expenses and occupancy costs combined decreased .5% to 20.2% of net sales compared to 20.7% for the same period last year. The reduction is due in part to the leverage impact of increasing sales combined with the impact of lower property insurance costs.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative expenses
decreased to 7.0% of net sales compared to 7.9% for the same period last year. The decrease is due to the leverage impact of continuing sales growth outpacing the increase in G & A expenses.

     AMORTIZATION OF PRE-OPENING COSTS.   Amortization of pre-opening costs
decreased to 1.5% of net sales compared to 2.7% for the same period last year. The decrease is attributable to amortizing lower pre-opening costs for three new restaurants in the third quarter this year compared to the three new restaurants the same quarter last year. The Company amortizes pre-opening costs for new restaurants over a twelve month period commencing with the first full period after the restaurant's opening.

     INTEREST AND OTHER INCOME.   Interest and other income for the third
quarter was $5,611 compared to $46,862 for the same period last year. The decrease is due to a reduction in interest income from marketable securities used to finance new restaurant construction.

     PROVISION FOR INCOME TAXES.   The Company's effective tax rate is estimated
at 20% in 1996. The company recognized a tax benefit as a result of the loss for the same quarter last year.

     NET INCOME.   The Company's net income was $198,245 or $.06 per share in the third quarter compared to an income of $102,333 or $.03 per share for the same quarter last year.



THIRTY-SIX WEEKS ENDED SEPTEMBER 11, 1996, COMPARED TO THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 1995.

     NET SALES. Total sales for thirty-six weeks ending September 11, 1996 increased 18.1% to $13,815,768 compared to $11,695,122 for the same period last year. The increase is attributable to opening three new stores since the beginning of 1996 but offset from closing an underperforming store and selling the Q. Cumbers restaurant, both of which were open the first two quarters of 1995. Same store sales for stores open at least 18 months were down 3.9% year-to-date.

     COSTS AND EXPENSES. Cost of restaurant sales consisting of food and beverage costs decreased 1.3% to 37.7% compared to 39.0% for the same period last year. This decrease is due in part to the elimination of an underperforming store that experienced higher food costs last year combined with opportunities to feature temporary menu items with lower food costs.

     Labor and related benefit costs were 28.7% as a percentage of sales year-to-date compared to 29.1% for the same period last year. Labor productivity gains combined with reduced worker's compensation insurance costs were achieved during the period but offset by an increase in health insurance costs as more employees met eligibility requirements.

     Restaurant operating expenses and occupancy costs combined were 19.5% year-to-date compared to 20.5% for the same period last year. The decrease is attributable to the leverage impact on fixed occupancy costs combined with the impact of lower property insurance premiums.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to 7.0% of net sales year-to-date compared to 9.5% for the same period last year. The decrease is due to the one-time costs the company experienced last year in changing the name of the restaurants and reincorporating in Minnesota.

     AMORTIZATION OF PRE-OPENING COSTS. Amortization of pre-opening costs decreased to 1.4% of net sales compared to 3.2% for the same period last year. The decrease is attributable to amortizing lower pre-open costs for five new restaurants compared to five the same period last year.

     INTEREST AND OTHER INCOME. Interest and other income year-to-date was $46,260 compared to $126,230 for the same period last year. The decrease is due to a reduction in interest income from marketable securities used to finance new restaurant construction.

     LOSS ON SALE AND ABANDONMENT OF RESTAURANTS. The company reflected the gain on the sale of its' Q. Cumbers restaurant and the closing of an underperforming store in Williamsville, New York. The net result was a loss of $294,880.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate is estimated at 20% in 1996. The Company recognized a tax benefit as a result of the loss year-to-date last year.

     NET INCOME. The Company's net income was $669,325 or $.19 per share year-to-date compared to a loss of ($254,515) or ($.07) per share for the same period last year.


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

     Cash provided by operating activities was $1,515,857 compared to cash provided of $460,237 for the same period last year. The Company had a net working capital deficit of ($489,253) at September 11, 1996 compared to working capital of $1,277,004 at January 3, 1996. The decrease in working capital is a result of new restaurant development. The Company has a $500,000 line of credit which it has used to fund short-term cash needs. At the end of the third quarter 1996 this line had an outstanding balance of $370,000. This balance is planned to be paid down in the subsequent quarter. The Company finalized a sale/leaseback arrangement on its Madison, Wisconsin property eliminating the short term note payable with the original seller. Most of the Company's sales are paid by cash, check, or credit card and the Company generally receives 30 days credit from trade suppliers.

     The Company's Board of Directors passed a resolution in May 1995 authorizing the purchase of shares of the Company's Common Stock in the open market as management of the Company deems appropriate. No repurchase activity occurred during the third quarter.

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

---------------

(1)  See Financial Statements -- Statements of Income.

                                   SIGNATURES


Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TIMBER LODGE STEAKHOUSE, INC.


Date:  October 1, 1996                  By: /s/ Dermot F. Rowland
                                            ------------------------------------
                                            Dermot F. Rowland
                                            Its:  Chief Executive Officer


Date:  October 1, 1996                  By: /s/ Robert G. Cornell
                                            ------------------------------------
                                            Robert G. Cornell
                                            Its:  Chief Financial Officer