Form 10KSB
period 1997-01-01
TIMBER LODGE STEAKHOUSE INC
filed 1997-04-01
CIK 912287

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                              -------------------------

                                     FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

                      For the fiscal year ended January 1, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None
             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                             Common Stock, $.01 par value

                                   (Title of Class)

    Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               /X/ Yes    / / No

    Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State the issuer's revenues for its most recent fiscal year:  $20,636,760.

    As of March 15, 1997, the aggregate market value of the voting stock held by nonaffiliates of the issuer computed by reference to the last quoted price at which such stock sold on such date as reported by the Nasdaq Stock Market, was approximately $11,915,809.

    As of March 15, 1997, there were outstanding 3,598,583 shares of the issuer's Common Stock, $.01 par value.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the issuer's Proxy Statement for its May 21, 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

    Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with the commercialization of uncertainties relating to product development; uncertainties relating to profitability; uncertainties relating to liquidity; rapid technological change and competition; uncertainty regarding patents; product liability claims and insurance; manufacturing uncertainties; volatility of common share price; and dependence on corporate relationships.

GENERAL

    Timber Lodge Steakhouse (the "Company") owns and operates twelve Timber Lodge Steakhouse-TM- restaurants. Since the Company's initial public offering of its Common Stock in December 1993, the Company has expanded and continues to expand its steakhouse restaurant concept.

    The Company's full-service steakhouse restaurants offer dinners of generous portions at moderate prices. Menu selections include steaks, which are selected, aged and trimmed to the Company's customized specifications, prime rib, barbecued ribs, fresh seafood, chicken, pasta and specialty regional dishes and appetizers. The Company's restaurants appeal to a broad range of patrons by emphasizing high quality food, limited menu selections to ensure consistency in preparation and a well-trained staff for attentive service.
This appeal is enhanced by the restaurants' "north woods" atmosphere which features log-framed interiors, hardwood floors, wood tables, chairs and booths, and memorabilia reflecting the history of northern tier states.

    Based upon the Company's current operations and experience, it believes that its steakhouse restaurants can be expanded to markets across the northern United States. Although competition in the restaurant industry is intense, the Company believes its north woods steakhouse concept competes favorably. Its growth strategy is to continue to develop a sufficient number of Company-owned steakhouse restaurants in regional areas in order to provide economies of scale in advertising, purchasing and management, along with greater exposure in each region. The Company believes it has accomplished this in the Minnesota, South Dakota and Wisconsin region (eleven restaurants).

    The Company operates one steakhouse in upstate New York that the Company continues to believe has long-term potential. The Company believes this potential can be reached by modifying its marketing strategy in the upstate New York area in an attempt to capture new customers traveling through the area and also focusing marketing efforts on its established target customer base. The Company intends to evaluate its success in refining its marketing strategy through the 1997 peak tourist season and may make additional changes to its strategy as a result.

THE COMPANY'S STEAKHOUSE CONCEPT

    GENERAL. The Company believes that many restaurants expanded their menus in an attempt to reach a broader market, but lost their distinctiveness as a result. The Company's steakhouse restaurants offer a limited number of menu selections allowing it to ensure consistent high-quality dishes and, more importantly, to retain its focus as a steakhouse. Traditional American meals at moderate prices and in generous portions are viewed by the Company as attractive to a large segment of the population. In addition to offering quality food for the money, the Company's north woods, log cabin design promotes a casual and comfortable atmosphere. The Company trains its personnel to provide excellent service, enhancing the distinctive dining experience.

    All of the Company's restaurants' hours of operation are limited to the service of dinner. Such limited hours tend to reduce expenses associated with restaurant management and employees, while still serving what is usually a restaurant's most profitable meal. The Company expects most of its future restaurants will similarly be limited to dinner.

    The Company selects and hires experienced general managers for its restaurants, who are motivated to provide excellent service and efficient management through a bonus plan based on restaurant profitability and improvement in sales performance. Purchasing decisions are made by the Company's home office management to ensure uniformity of food quality among all of the steakhouse restaurants at competitive prices. Each restaurant also provides daily reports to the home office so that changes regarding operation of any or all the restaurants can be made immediately.

    NORTH WOODS ATMOSPHERE. Each restaurant incorporates a north woods theme with its log-framed interior, hardwood floors and wood tables, chairs and booths, all of which help to create the cozy feeling of dining in a warm, comfortable north woods log cabin. Hunting, fishing and other memorabilia reflecting the history particular to northern tier states adorn the walls, together with murals depicting regional folklore such as Paul Bunyan. Oversized silverware, plates, and food portions are consistent with a hunting lodge atmosphere. The casual atmosphere makes the restaurants appropriate for a number of occasions.

    MENU. The menu is intended to appeal to a broad range of tastes, although it contains a limited number of selections. The Company's menu provides entertaining descriptions of the selections. Steaks, the restaurants' featured entrees, are selected, aged and trimmed to the Company's customized specifications. The menu also offers prime rib, barbecued ribs, fresh seafood, chicken and pasta. As part of the Company's commitment to quality, it emphasizes fresh ingredients and uses beef that has never been frozen. The Company offers daily specials, and regularly tests new menu selections which, if well received, are added to the menu or replace less popular entrees. Accompaniments such as Golden Wheat bread and specialty appetizers such as the "Paul Bunyan Onion," as well as desserts and full liquor service, are also offered. Menu items range from $7.95 to $18.95 in cost with the average dining check per customer totaling approximately $16 to $18 (including beverages served with dinner, but excluding drinks served while the customers are awaiting seating). A children's menu with lower-priced selections is also available.

    ADVERTISING. The Company advertises primarily through radio, newspapers and billboards. In the Minneapolis/St. Paul market, the Company has increased its use of, and focus on, radio advertising, and newspaper "inserts" and intends to continuously evaluate this advertising strategy. The Company currently has no billboard advertising in the Minneapolis/St. Paul market, but may again use such style of advertising. In its other markets (Duluth, Sioux Falls and Niagara Falls), billboards and newspapers are the Company's principal means of advertising, but the Company does intend to utilize radio from time to time.
The Company will re-evaluate the placement of its billboards in the Niagara Falls area to attempt to focus more closely on its target customers. Approximately 2 to 2.5% of the Company's sales is spent on advertising. While the Company intends to continue advertising at this level, advertising expenses, as a percentage of sales, increase from time to time as the Company publicizes new restaurant openings.

    TARGET MARKET. The Company's target market is adults 25-54 with a primary focus on the "early middle aged group" and moderate to moderately-high incomes.. The Company believes that its steakhouse restaurants, menu, pricing and atmosphere appeal to this group and distinguishes them from other moderately priced restaurants, as well as from other steakhouses. Because the restaurants' patrons are likely to have children, the Company caters to families as well with its children's menus, reasonable prices and casual atmosphere. While each of the restaurants contains a bar, the Company believes that its restaurants are generally selected for dining.

    RESTAURANT SITE DEVELOPMENT. The success of the Company's steakhouse restaurants is highly dependent on suitable locations. The Company's management focuses substantial effort on the investigation and evaluation of potential restaurant sites. Site selection involves the analysis of area demographics, population density and household income levels, as well as site characteristics including visibility, accessibility and traffic volume. The Company also considers the competition from existing restaurants, both steakhouses and others, in the market of each proposed site.

    The Company's current and planned steakhouse restaurants range between 6,300 and 9,000 square feet, and seat an average of 230 persons, including approximately 20 seats in the bar area. All of the Company's current restaurant sites are leased. The Company's existing steakhouse restaurants are generally located in suburban locations in strip centers or in free-standing buildings. One steakhouse restaurant, located in Duluth, Minnesota, is located in a renovated warehouse. The Company intends to develop additional steakhouses in similar settings, with an emphasis on free-standing buildings and will consider, when appropriate, end locations in strip centers.

    Based on past experience, the Company has generally been able to complete preparations to open a restaurant in 14 to 18 weeks, as to existing buildings, and in 22 to 26 weeks when located in a building built to the Company's specifications. These times can vary significantly depending on the time required to obtain necessary permits and licenses, including liquor licenses, from governmental authorities. The net cost of developing three steakhouse restaurants during fiscal 1996 (all of which were free-standing locations) was approximately $1,300,000 per restaurant, including pre-opening expenses of approximately $119,000 per restaurant. Such cost includes expenses related to construction, furnishings, equipment, permits and licenses, among others. As the Company has opened additional steakhouse restaurants and gained more experience, the Company has concluded that the cost of developing such restaurants can vary considerably based upon various factors including: free-standing vs. located in strip centers, new construction vs. conversion; and time of year during which constructed.

EXPANSION STRATEGY

    The Company anticipates it will open five or six steakhouse restaurants by the end of fiscal 1997. The Company projects these additional restaurants will be located primarily in northern tier markets (principally in the upper Midwest). The Company is currently negotiating on two additional sites in the Minneapolis/St. Paul metropolitan area. If the Company successfully opens restaurants at those two sites, or in the same general areas (which would bring its total restaurants in the metropolitan area to nine), the Company does not expect to open additional restaurants in the Minneapolis/St. Paul metropolitan area in the near future, although it may do so if a currently unforeseen opportunity were to present itself. The Company is currently converting an existing facility in Naperville, Illinois and constructing a new Timber Lodge Steakhouse in St. Cloud, Minnesota, both of which it anticipates will open during the second quarter of fiscal 1997.

RESTAURANT OPERATIONS

    MANAGEMENT AND EMPLOYEES. The management staff of each restaurant consists of a general manager, assistant manager, kitchen manager and assistant kitchen manager. Each general manager is generally assigned to one restaurant for a minimum of four years, which the Company believes promotes stability and accountability. The general managers are paid a base salary and a bonus based on profitability and improved sales performance of the restaurant which they manage. The Company has traditionally hired general managers who have restaurant management experience, and plans to do so for future restaurants.

    Each restaurant also employs approximately 55 hourly employees, most of whom are employed part-time. The Company, to maintain high customer service and customer satisfaction, limits the number of tables served by its wait staff.

    SUPERVISION AND TRAINING. The restaurants are closely supervised by the general managers with guidance from the Company's home office management. General managers are directly responsible for each restaurant's success. Moreover, home office management visits each restaurant on a periodic basis to oversee operations.

    The Company uses "secret diners," provided by an independent company, who regularly visit and critique each restaurant three times per month. These "secret diners" prepare a detailed report of their visit, including impressions of the restaurant's service, food and cleanliness. The Company uses these reports to monitor each restaurant's performance and to refine service policies and procedures, food quality and preparation specifications, and the appearance and appeal of all restaurants in general. The Company expects to continue to use this practice in the future.

    The Company conducts a significant amount of training of its employees. Although the Company generally hires general managers with restaurant experience, each general manager spends up to ten weeks training in an established Company restaurant before being assigned to a new restaurant. Kitchen managers undergo similar training. Detailed policy and procedure manuals provide a blueprint for restaurant operations for all levels of employees, from greeting a customer to preparing a meal.

    PURCHASING. The Company's home office management negotiates directly with suppliers for most food and beverage products on behalf of the restaurants to ensure uniformity of product quality at competitive prices. Restaurant managers then place orders as needed from these pre-approved suppliers. Prices charged by other suppliers for comparable products are monitored by the home office to verify competitive pricing. Although the Company typically uses the same suppliers, the Company has no long-term contracts with any of its food or beverage suppliers. It believes alternative suppliers are available, if necessary. The Company intends to use its existing suppliers as it continues to expand, but if this practice becomes uneconomical, the Company will engage suitable regional suppliers in the new areas.

    Meat is currently supplied primarily by one vendor, which delivers fresh supplies several times per week to the restaurants. The Company has provided its meat supplier with customized specifications as to cut, selection, trimming and aging in order to maintain the high quality and consistency of its meat entrees. The Company believes alternative meat suppliers are available which would be able to provide comparable cuts of meat at competitive prices if the need arises. Timber Lodge Steakhouse, with the support of its supplier (Westlund's), was awarded the 1996 Beef Backer Award from the Minnesota Beef Council. The Beef Backer award, established by the National Cattleman's Beef Association, honors food service operations on a regional and national level that enthusiastically promote beef.

    RESTAURANT REPORTING. Each restaurant has a point-of-sale system that is monitored by its restaurant managers. This allows daily cash and other reports to be prepared regarding the total amount and comparison of sales. Weekly and monthly profit and loss reports are also compiled by each restaurant for review and analysis by the home office management, which compares such reports with its own internally generated profit and loss analysis so as to respond to inefficiencies and make necessary adjustments at each restaurant on a weekly basis.

REGULATION

    The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of government authorities, which may include alcoholic beverage control, health and safety, and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining, or failures to obtain, the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

    Approximately 15% of the Company's steakhouse revenues are attributable to the sale of alcoholic beverages (including alcoholic beverages sold while customers are awaiting seating). Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operation of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect its operations.

    In certain states, including Minnesota, the Company may be subject to "dram-shop" statutes, which generally provide that a person injured by an intoxicated person has the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance and never has been named in a lawsuit involving a "dram-shop" statute.

    The Company's restaurant operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of the Company's personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage could increase the Company's labor costs. Legislation is introduced from time to time in Congress to raise the federal minimum wage. Minnesota is still considering legislation that could change tip credit laws and raise the minimum wage for tipped employees. If such an increase is enacted in the future, it would likely adversely affect the Company because most of the Company's wait staff are paid at the minimum wage.

    The Americans with Disabilities Act (the "ADA") prohibits discrimination in employment and public accommodations, such as restaurants, on the basis of disability. Under the ADA, the Company is required to provide service to, or make reasonable accommodations, for the employment and service of, disabled persons. The Company believes its restaurants are in substantial compliance with the ADA.

COMPETITION

    The restaurant industry is intensely competitive with respect to price, service, location and food quality. There are many well-established competitors with substantially greater financial and other resources than the Company. In the Company's view, its principal competitors are not only other steakhouses but also any other restaurants which offer a casual atmosphere and moderately-priced meals.

    Expansion of the steakhouse concept has increased in recent years. In addition to traditional steakhouse restaurants, the Company expects to face competition from new entries into the steakhouse market, such as national steakhouse chains which have greater name recognition, are more well-established and have significantly greater resources than the Company. Other competitors include a large number of national and regional restaurant chains, many of which have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are or may be located.

    The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

TRADEMARKS

    The Company holds federal registrations from the United States Patent and Trademark Office for "Timber Lodge Steakhouse-TM-" and "The Lodge in the Heart of the City."

EMPLOYEES

    The Company employs approximately 195 full-time and 400 part-time persons, 10 of whom are corporate personnel, 51 of whom are restaurant management personnel and the remainder of whom are hourly restaurant personnel. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTIES.

PROPERTIES/RESTAURANT LOCATIONS

    The Company's twelve Timber Lodge Steakhouse restaurants are located in Burnsville, Roseville, Eden Prairie, Duluth, West St. Paul, St. Louis Park, Spring Lake Park, and Woodbury, Minnesota, as well as Sioux Falls, South Dakota, Niagara Falls, New York, and Green Bay and Madison, Wisconsin. All of these locations are occupied under leases which will expire between the years 2001 and 2016, with renewal options of between three and ten years. The leases for the Company's current restaurants provide for an average rent, as measured over the term of each lease, of between $9 and $20 per square foot, plus charges for real estate taxes and common area expenses based on the number of square feet leased. These long-term leases are non-cancelable. Accordingly, if an existing or future restaurant is not profitable and the decision is made to close the restaurant, the Company could be required to perform its obligations under the lease. Such an event would likely have a significant adverse impact on the Company's operations.

    The Company's corporate offices in St. Louis Park, Minnesota are leased from a related party.

ITEM 3.  LEGAL PROCEEDINGS.

LITIGATION

    The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business. Restaurant operators, such as the Company, are from time to time involved in suits incidental to their business, which are generally covered by insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters which were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 1, 1997.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock of the Company trades on the Nasdaq Small-Cap MarketSM under the symbol "TBRL." The following table sets forth, for the calendar quarters indicated, the high and low closing bid prices for the Company's Common Stock as quoted by Nasdaq. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not reflect actual transactions.

                                                        Bid Price
                                                 -------------------------
                                                    Low           High
                                                 ----------     ----------
FISCAL YEAR ENDED JANUARY 3, 1996
    First quarter...........................     $  4 1/4       $  5 1/4
    Second quarter..........................     $  3 3/4       $  4 7/8
    Third quarter...........................     $  3           $  4 3/8
    Fourth quarter..........................     $  2 5/8       $  3 1/4

FISCAL YEAR ENDED JANUARY 1, 1997
    First quarter...........................     $  3           $  4 1/4
    Second quarter..........................     $  3 3/8       $  4 3/8
    Third quarter...........................     $  3 1/2       $  4 5/8
    Fourth quarter..........................     $  3 3/8       $  4 1/2

    As of March 21, 1997, the Company had 118 shareholders of record of its Common Stock.

    In connection with the Company's 401(k) program, participants have the option to purchase Timber Lodge common stock as an investment option. In 1996, 1029 shares of Timber Lodge stock were allocated to the accounts of 27 participants.

    The Company has never paid or declared cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company expects to retain its earnings to finance the development and expansion of its business. The payment by the Company of cash dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with the commercialization of uncertainties relating to product development; uncertainties relating to profitability; uncertainties relating to liquidity; rapid technological change and competition; uncertainty regarding patents; product liability claims and insurance; manufacturing uncertainties; volatility of common share price; and dependence on corporate relationships.

GENERAL

    As of January 1, 1997, the ending date of fiscal 1996, the Company operated twelve steakhouse restaurants, seven of which were located in the Minneapolis-St. Paul metropolitan area, and one of which was located in each of Niagara Falls, New York, Duluth, Minnesota, Sioux Falls, South Dakota, and Green Bay and Madison, Wisconsin. During fiscal 1996, the Company opened three restaurants, one in Woodbury, Minnesota, one in Green Bay, Wisconsin and one in Madison, Wisconsin. The Company uses a 52/53 week fiscal year ending on the Wednesday nearest the end of the calendar year. In fiscal 1996, the Company's 52/53 week fiscal year ended on January 1, 1997. Fiscal 1996 consisted of 52 weeks whereas fiscal 1995 consisted of 53 weeks.

    The Company capitalizes pre-opening costs and amortizes them over a twelve-month period commencing with the restaurant opening. Pre-opening costs consist of direct costs of hiring and training the initial work force and other direct costs associated with opening a new restaurant. The Company's revenues and expenses can be significantly affected by the number and timing of the opening of additional restaurants. The timing of restaurant openings can also affect net sales and other period-to-period comparisons.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of items in the Company's statements of operations.

                                                          Fiscal Year Ended
                                                           -----------------
                                                           Jan. 1,   Jan. 3,
                                                            1997      1996
                                                           -------   -------
Net sales.........................................         100.0%    100.0%
                                                           -------   -------
Restaurant costs and expenses:
    Food and beverage costs......................           37.6      38.8
    Labor and related benefit costs..............           28.5      28.9
    Restaurant operating expenses................            8.7       8.6
    Occupancy costs..............................           10.9      11.5
                                                           -------   -------
       Restaurant costs and expenses.............           85.7      87.8
                                                           -------   -------
Restaurant operating income.......................          14.3      12.2

Operating expenses (income):
    General and administrative...................            7.0       9.1
    Amortization of pre-opening costs............            1.5       2.8
    Loss on sale and abandonment of
        restaurants, net..........................           --        1.9
                                                           -------   -------
Operating income (loss)...........................           5.8      (1.6)
Interest (expense)................................          (0.2)     (0.1)
Interest and other income.........................           0.5       1.1
                                                           -------   -------
Income (loss) before income taxes.................           6.1       (.6)
Income taxes (benefit)............................           1.3       (.1)
                                                           -------   -------
Net income (loss).................................           4.8%      (.5%)
                                                           -------   -------
                                                           -------   -------

FISCAL YEAR ENDED JANUARY 1, 1997 ("FISCAL 1996") COMPARED TO THE FISCAL YEAR ENDED JANUARY 3, 1996 ("FISCAL 1995")

    NET SALES. The Company achieved an increase in net sales of 21% to $20,636,760 for fiscal 1996 compared with $17,040,506 for fiscal 1995. The sales increase is attributable in part to the full year impact of two new steakhouses which opened in 1995 and to the opening of three new restaurants in 1996. Fiscal 1995 contained 53 fiscal weeks ending January 3, 1996. After adjusting for the additional week in fiscal 1995, net sales grew 24% in 1996 on a comparable basis. Same store sales for stores open at least 18 months were down 2.4%. The Company believes that a reduction in sales is typical after an initial period of high sales from a newly-opened restaurant. Two restaurants which opened toward the end of 1994 experienced very high initial sales in 1995 and the Company may report, in future periods, similar reductions in same store sales as long as it continues to open new restaurants and stable sales patterns are established.. The Company increased menu prices less than 1% in 1996.

    COSTS AND EXPENSES. Cost of restaurant sales, consisting of food and beverage costs, decreased to 37.6% of net sales for fiscal 1996 compared to 38.8% for the same period last year. This decrease is due in part to favorable prices of produce along with the addition of temporary menu items that had a lower than average food cost. These decreases more than offset the rise in meat and seafood prices during the year.

    Labor and related benefit costs decreased as a percentage of sales by .4% to 28.5% for 1996 compared to 28.9% for the same period last year. The decrease is due primarily to the Company achieving improved hourly store productivity as new restaurants mature and stabilize along with the benefit of a higher tip credit from the two new restaurants that opened outside Minnesota. These savings offset the increased cost of more employees entering the Company's health insurance programs as eligibility requirements were met.

    Restaurant operating expenses and occupancy costs include rents, real estate taxes, utilities, store supplies, smallwares, and other occupancy related costs. Restaurant operating costs are semi-variable while most of the occupancy expenses are fixed. In the aggregate for 1996, restaurant operating expenses and occupancy costs decreased to 19.6% of net sales compared to 20.1% for the same period last year. The decrease is attributed to lower liability and building insurance premiums compared to last year.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to 7.0% of net sales in 1996 compared to 9.1% for the same period last year. The decrease is due, in part, to the Company changing the name of its restaurants to "Timber Lodge Steakhouse" during 1995, resulting in one-time costs to execute the change, including new signage, printing expenses, and advertising costs to communicate the new identity. The Company increased its advertising in 1996 as a result of adding two new markets to its store base.

    AMORTIZATION OF PRE-OPENING COSTS. Amortization of pre-opening costs decreased to 1.5% of net sales compared to 2.8% for the same period last year. The decrease is due to fewer steakhouses opened during the period compared to the same period last year. The Company amortizes pre-opening costs associated with new restaurants over a twelve-month period commencing with the first full period after the restaurant's opening.

    LOSS ON SALE AND ABANDONMENT OF RESTAURANTS. In June 1995, the Company sold Q. Cumbers, an upscale salad bar restaurant that resulted in a pre-tax gain of $278,120. In July 1995, the Company closed its Williamsville, New York steak house which resulted in a loss of $607,164. No similar activity occurred in 1996.

    INTEREST AND OTHER INCOME. Interest was earned on marketable securities consisting of short-term government securities and a promissory note related to the Q. Cumbers sale. Interest was paid on short term borrowing via a Line of Credit the Company has with a local bank. Net interest income and other income was $98,513 for fiscal 1996 compared with $179,902 for the same period last year. This decrease is due to a reduction of marketable securities used to finance new restaurant construction.

    PROVISION FOR INCOME TAXES. The provision for income taxes for 1996 reflects the expected taxes due subject to statutory and AMT regulations and applied against taxable income adjusted for net operating loss carry forward. The net result is an income tax expense of $278,240.

    NET INCOME (LOSS). The Company's net income for the year was $982,981 compared to net loss of ($88,231) for the same period last year. Earnings per share were $.27 compared to ($.02) per share loss last year. The net loss for 1995 is attributable primarily to the one-time costs associated with the name change conversion and the costs related to closing the Williamsville, New York store.

FISCAL YEAR ENDED JANUARY 3, 1996 ("FISCAL 1995") COMPARED TO THE FISCAL YEAR ENDED DECEMBER 28, 1994 ("FISCAL 1994")

    NET SALES. The Company achieved an increase in net sales of 36% to $17,040,506 for fiscal year 1995 compared with $12,544,910 for 1994. The sales increase is attributable to the fact that steakhouses which had opened in 1994 were open during all of 1995, and to the opening of two new steakhouses in 1995, but is offset by the sale of the Q. Cumbers restaurant in June 1995 and the closing of the Williamsville, New York steakhouse in July 1995. Same store sales for stores open at least 18 months were down 1.4%. The Company believes that a reduction in sales is typical after an initial period of high sales from a newly-opened restaurant. Two restaurants which were open during all of 1995, but which are not included in this comparison (because they were not open for at least eighteen months), experienced very high initial sales and the Company may report, in future periods, similar reductions in same store sales as long as it continues to open new restaurants. The Company increased menu prices less than 1% in 1995.

    COSTS AND EXPENSES. Cost of restaurant sales, consisting of food and beverage costs, increased to 38.8% of net sales for fiscal 1995 compared to 37.6% for the same period last year. This increase is due to the rise in meat and seafood prices during the year.

    Labor and related benefit costs increased as a percentage of sales by .4% to 28.9% for 1995 compared to 28.5% for the same period last year. The increase is due primarily to costs associated with more employees entering the Company's health insurance programs as eligibility requirements were met.

    Restaurant operating expenses include rents, real estate taxes, utilities, store supplies, smallwares, and other occupancy related costs. Restaurant operating costs are semi-variable while most of the occupancy expenses are fixed. In the aggregate for 1995, restaurant operating expenses and occupancy costs increased to 20.1% of net sales compared to 17.3% for the same period last year. The increase is attributed to higher average restaurant operating expenses and occupancy costs for the new stores added in the past two years compared to the mature existing stores operating during the same period.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to 9.1% of net sales in 1995 compared to 7.2% for the same period last year. The increase is due, in part, to the Company changing the name of its restaurants to "Timber Lodge Steakhouse" during 1995, resulting in one-time costs to execute the change, including new signage, printing expenses, and advertising costs to communicate the new identity. The Company also increased its radio advertising during the fourth quarter of 1995.

    AMORTIZATION OF PRE-OPENING COSTS. Amortization of pre-opening costs increased to 2.8% of net sales compared to 2.4% for the same period last year. The increase is due to the fact that steakhouses which had opened in 1994 were open during all of 1995, combined with the two new steakhouses opened in 1995. The company amortizes pre-opening costs associated with new restaurants over a twelve-month period commencing with the first full period after the restaurant's opening.

    LOSS ON SALE AND ABANDONMENT OF RESTAURANTS. In June 1995, the Company sold Q. Cumbers, an upscale salad bar restaurant that resulted in a pre-tax gain of $278,120. In July 1995, the Company closed its Williamsville, New York steak house which resulted in a loss of $607,164.

    INTEREST AND OTHER INCOME. Interest was earned on marketable securities consisting of short-term government securities and from a promissory note related to the Q. Cumbers sale. Net interest income and other income was $179,902 for fiscal 1995 compared with $194,780 for the same period last year. This decrease is due to a reduction of marketable securities to finance new restaurant construction.

    PROVISION FOR INCOME TAXES. The provision for income taxes for 1995 reflects expected taxes due subject to AMT regulations offset by the benefit of deferred taxes. The net result is a net tax benefit for the year of $7,750.

    NET INCOME (LOSS). The Company's net loss for the year was ($88,231) compared to net income of $923,416 for the same period last year. The net loss for the year is attributable primarily to the one-time costs associated with the name change conversion and the costs related to closing the Williamsville, New York store. In addition, two stores which opened in 1994 had exceptionally strong initial sales and earnings, even more so than is typical with new restaurants which normally experience strong volumes during their early stages of operations.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has leased its restaurant sites under non-cancelable leases for periods of six to twenty years, with renewal options of between three and ten years. In fiscal 1996, the Company funded the development of its' restaurants through internally generated cash flow.

    Cash provided by operating activities was $3,052,701 compared to $731,342 for the same period last year. The Company had net working capital deficit of ($337,912) at January 1, 1997 compared to working capital of $1,277,004 at January 3, 1996. The decrease in working capital is a result of utilizing existing cash to fund new restaurant development. The Company has a $500,000 bank line of credit which it has used to fund short-term cash needs. At the end of fiscal 1996, this line did not have an outstanding balance. Most of the Company's sales are paid by cash or credit card and the Company generally receives 30 days credit from trade suppliers.

    The Company's Board of Directors passed a resolution in May 1995 authorizing the purchase of shares of the Company's Common Stock in the open market as management of the Company deems appropriate. During 1996, the Company purchased 10,000 shares of its Common Stock on the open market at an average price of $3.48 per share. These repurchases represented less than 1% of the Company's outstanding stock.

    The Company currently intends to focus its expansion on steakhouse restaurants and estimates that the average costs of developing a new steakhouse restaurant to be approximately $1,200,000. The actual cost will vary depending on the size of the restaurant, the amount of landlord contributions, if any, and whether extensive renovation or remodeling is required. Pre-opening costs, primarily labor, advertising, travel and other costs related to the three new steakhouses opened in 1996 were $119,000 per restaurant. Expenses for new restaurants opening in the future are expected to be lower as training and general start-up efficiencies are achieved from the Company opening additional restaurants in markets away from Minnesota.

    The Company expects that further expansion will be financed through cash flows from operations and funds available from its line of credit.

IMPACT OF INFLATION

    Inflation has not significantly impacted the Company's operations during fiscal 1996 or 1995. Substantial increases in either food costs, particularly meat prices, or labor costs could negatively impact the Company in the future. Because many of the Company's employees are paid at federal and state minimum wage levels, changes in such laws this year have had an affect on labor costs. In the event that inflation increases future operating costs, there is no assurance that the Company could fully recover such increases by raising menu prices or through cost reduction measures.

ITEM 7.  FINANCIAL STATEMENTS.

    See Financial Statements beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The information required by Item 9 is incorporated herein by reference to the section entitled "Principal Shareholders" in the Company's proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended January 1, 1997.

ITEM 10.  EXECUTIVE COMPENSATION.

    The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended January 1, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by Item 11 is incorporated herein by reference to the section entitled "Principal Shareholders" in the Company's proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended January 1, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended January 1, 1997.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

         3.1  Articles of Incorporation of Timber Lodge Steakhouse, Inc.(1)
         3.2  Bylaws(2)
         11   Statement Regarding Computation of Per Share Earnings
         23.1 Consent of Independent Auditors

----------------------

    (1) Incorporated by reference to the specific exhibit included in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 14, 1995.
    (2) Incorporated by reference to the specific exhibit included in the Company's Registration Statement on Form SB-2, SEC File
         No. 33-71176-C.

----------------------

    (b)  Reports on Forms 8-K:

         The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended January 1, 1997.

EXHIBIT 11

         STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS (LOSS)


                                                            Year Ended      Year Ended
                                                            January 1,      January 3,
                                                               1997            1996
                                                           ------------    ------------
PRIMARY INCOME (LOSS) PER SHARE:
  Weighted average common share outstanding.............    3,573,258        3,607,123

  Common stock equivalents using average stock price....       86,524
                                                           ------------    ------------
                                                            3,659,782        3,607,123
                                                           ------------    ------------
                                                           ------------    ------------

Net income (loss).......................................     $982,981         $(88,231)
                                                           ------------    ------------
                                                           ------------    ------------

Net income (loss) per share.............................         $.27            $(.02)
                                                           ------------    ------------
                                                           ------------    ------------

FULLY DILUTED INCOME (LOSS) PER SHARE:
  Weighted average common shares outstanding............    3,573,258        3,607,123

  Common stock equivalents using the higher of the
    ending stock price or average stock price...........       86,524
                                                           ------------    ------------
                                                            3,659,782        3,607,123
                                                           ------------    ------------
                                                           ------------    ------------

Net income (loss).......................................     $982,981         $(88,231)
                                                           ------------    ------------
                                                           ------------    ------------

Net income (loss) per share.............................         $.27            $(.02)
                                                           ------------    ------------
                                                           ------------    ------------


EXHIBIT 23.1

                         CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-93030) pertaining to Timber Lodge Steakhouse, Inc. 1993 Stock Option Plan of our report dated February 7, 1997, with respect to the fianncial statements of Timber Lodge Steakhouse, Inc. included in the Annual Report (Form 10-KSB) for the year ended January 1, 1997.

                                                 /s/ Ernst & Young LLP

     Minneapolis, Minnesota
     March 28, 1997

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TIMBER LODGE STEAKHOUSE, INC.


Dated: April 1, 1997                 By: /s/ Dermot F. Rowland
       -------------                    -------------------------------
                                       Dermot F. Rowland
                                       Its:   Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    Signature                          Title                           Date
    ---------                          -----                           ----
/s/ Dermot F. Rowland
---------------------------  Chairman of the Board, Chief Executive    April 1, 1997
Dermot F. Rowland            Officer (Principal Executive Officer),
                             Secretary and Director.

/s/ Robert G. Cornell
---------------------------  Chief Financial Officer (Principal        April 1, 1997
Robert G. Cornell            Financial and Accounting Officer)

/s/ Laurence F. LeJeune
---------------------------  Director                                  April 1, 1997
Laurence F. LeJeune

/s/ John P. Uphoff
---------------------------  Director                                  April 1, 1997
John P. Uphoff


/s/ Peter S. Bedzyk
---------------------------  Director                                  April 1, 1997
Peter S. Bedzyk


                                 FINANCIAL STATEMENTS


                            TIMBER LODGE STEAKHOUSE, INC.


                          FISCAL YEARS ENDED JANUARY 1, 1997
                                 AND JANUARY 3, 1996

                            Timber Lodge Steakhouse, Inc.

                                 Financial Statements


                          Fiscal Years ended January 1, 1997
                                 and January 3, 1996



                                       CONTENTS

Report of Independent Auditors..........................................1

Audited Financial Statements

Balance Sheets..........................................................2
Statements of Operations................................................3
Statement of Changes in Shareholders' Equity............................4
Statements of Cash Flows................................................5
Notes to Financial Statements...........................................7

                            Report of Independent Auditors


Board of Directors and Shareholders
Timber Lodge Steakhouse, Inc.

We have audited the accompanying balance sheets of Timber Lodge Steakhouse, Inc. as of January 1, 1997 and January 3, 1996, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timber Lodge Steakhouse, Inc. at January 1, 1997 and January 3, 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                            /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 7, 1997

                            Timber Lodge Steakhouse, Inc.

                                    Balance Sheets

                                                  January 1,     January 3,
                                                     1997           1996
                                                ---------------------------
Assets

Current assets:
  Cash and cash equivalents                     $ 1,178,373     $ 2,020,096
  Accounts receivable                               136,576          87,716
  Inventories                                       203,268         166,002
  Pre-opening costs                                 168,933         156,544
  Deferred tax assets                                64,300         259,200
  Prepaid expenses and other current assets         366,240         274,696
                                                ---------------------------
                                                  2,117,690       2,964,254

Property and equipment, net                      10,970,370       7,972,221
Deferred tax assets                                  23,200               -
Note receivable                                     396,000         406,000
Other assets                                        190,182         242,010
                                                ---------------------------
Total assets                                    $13,697,442     $11,584,485
                                                ---------------------------
                                                ---------------------------


Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                              $ 1,127,673     $   777,329
  Accrued salaries and wages                        262,346         186,913
  Sales tax payable                                 136,327         116,332
  Gift certificates payable                         535,997         429,326
  Accrued expenses and other liabilities             97,569         162,753
  Income taxes payable                              295,690          14,597
                                                ---------------------------
                                                  2,455,602       1,687,250

Deferred rent                                     1,248,224         826,412
Deferred tax liabilities                                  -          28,900
                                                ---------------------------
Total liabilities                                 3,703,826       2,542,562

Shareholders' equity:
  Common stock, $.01 par value:
    Authorized shares - 10,000,000
    Issued shares - 3,566,833 at
      January 1, 1997 and 3,575,500
      at January 3, 1996                             35,668          35,755
  Additional paid-in capital                      8,793,814       8,825,015
  Retained earnings                               1,164,134         181,153
                                                ---------------------------

Total shareholders' equity                        9,993,616       9,041,923
                                                ---------------------------
Total liabilities and shareholders' equity      $13,697,442     $11,584,485
                                                ---------------------------
                                                ---------------------------

SEE ACCOMPANYING NOTES.

                            Timber Lodge Steakhouse, Inc.

                              Statements of Operations

                                                    FOR FISCAL YEARS ENDED
                                                  JANUARY 1,      JANUARY 3,
                                                    1997            1996
                                               ------------------------------


Net sales                                       $20,636,760     $17,040,506


Costs and expenses:
  Food and beverage costs                         7,767,907       6,613,278
  Labor and related benefit costs                 5,873,869       4,929,462
  Restaurant operating expenses                   1,805,317       1,466,891
  Occupancy costs                                 2,234,300       1,944,446
                                               ------------------------------
                                                 17,681,393      14,954,077
                                               ------------------------------
Restaurant operating income                       2,955,367       2,086,429

Operating expenses:

  General and administrative                      1,445,313       1,556,485
  Amortization of pre-opening costs                 316,077         469,290
  Loss on sale and abandonment of
    restaurants, net                                      -         329,044
                                               ------------------------------
Operating income (loss)                           1,193,977        (268,390)


Interest expense                                     31,269           7,493
Interest and other income                           (98,513)       (179,902)
                                               ------------------------------
Income (loss) before income taxes                 1,261,221         (95,981)
Income taxes (benefit)                              278,240          (7,750)
                                               ------------------------------
Net income (loss)                               $   982,981     $   (88,231)
                                               ------------------------------
                                               ------------------------------

Net income (loss) per share                            $.27           $(.02)
                                               ------------------------------
                                               ------------------------------

Weighted average number of common and
  common equivalent shares outstanding            3,659,782       3,607,123
                                               ------------------------------
                                               ------------------------------


SEE ACCOMPANYING NOTES.


                           Timber Lodge Steakhouse, Inc.

                    Statement of Changes in Shareholders Equity


                                          Common Stock                Additional                                Total
                                   --------------------------           Paid-In             Retained         Shareholders'
                                      Shares         Amount             Capital             Earnings            Equity
                                   --------------------------------------------------------------------------------------
Balance at December 28, 1994        3,617,500        $36,175          $8,959,859          $  269,384          $9,265,418
  Purchase and retirement of
    common stock                      (42,000)          (420)           (134,844)                  -            (135,264)
  Net loss                                  -              -                   -             (88,231)            (88,231)
                                   --------------------------------------------------------------------------------------
Balance at January 3, 1996          3,575,500         35,755           8,825,015             181,153           9,041,923
  Purchase and retirement of
    common stock                      (10,000)          (100)            (34,687)                  -             (34,787)
  Exercise of stock options             1,333             13               3,486                   -               3,499
  Net income                                -              -                   -             982,981             982,981
                                   --------------------------------------------------------------------------------------
Balance at January 1, 1997          3,566,833        $35,688          $8,793,814          $1,164,134          $9,993,616
                                   --------------------------------------------------------------------------------------
                                   --------------------------------------------------------------------------------------


See accompanying notes.

                            Timber Lodge Steakhouse, Inc.

                              Statements of Cash Flows

                                                  FOR FISCAL YEARS ENDED
                                              JANUARY 1,          JANUARY 3,
                                                 1997                1996
                                             -------------------------------
OPERATING ACTIVITIES
Net income (loss)                              $982,981            $(88,231)
Adjustments to reconcile net income
 (loss) to net cash provided by operating
  activities:
    Depreciation                                926,815             710,915
    Amortization                                316,077             465,375
    Deferred rent                               421,812             223,062
    Deferred taxes                              142,800            (124,200)
    Loss on sale and abandonment
      of assets, net                                  -             100,885
    Changes in operating assets
        and liabilities:
      Receivables                               (48,860)             19,619
      Inventories                               (37,266)              9,142
      Pre-opening costs                        (328,466)           (240,923)
      Prepaid expenses and other
        current assets                          (91,544)           (146,630)
      Accounts payable                          350,344            (252,045)
      Accrued salaries and wages                 75,433              (6,017)
      Sales tax payable                          19,995              30,467
      Gift certificates payable                 106,671             167,867
      Income taxes payable                      281,093            (261,111)
      Other accrued expenses                    (65,184)            123,167
                                             -------------------------------
Net cash provided by operating activities     3,052,701             731,342

INVESTING ACTIVITIES
Proceeds used in restaurant development               -             943,893
Cash from sale of restaurant                          -             125,000
Purchases of property and equipment          (3,924,964)         (3,047,925)
Sales of property and equipment                       -              65,546
Purchases of marketable securities                    -          (1,532,000)
Sales of marketable securities                        -           4,504,161
Other assets                                     51,828             (15,300)
                                             -------------------------------
Net cash (used in) provided by investing
  activities                                 (3,873,136)          1,043,375

                            Timber Lodge Steakhouse, Inc.

                                                  For Fiscal Years Ended
                                               January 1,        January 3,
                                                1997                1996
                                            --------------------------------
FINANCING ACTIVITIES
Exercise of stock options                    $    3,499          $       -
Common stock repurchased                        (34,787)           (135,264)
Payments received on note receivable             10,000                   -
                                            --------------------------------
Net cash used in financing activities           (21,288)           (135,264)
                                            --------------------------------
Net (decrease) increase in cash and
   cash equivalents                            (841,723)          1,639,453
Cash and cash equivalents at
   beginning of year                          2,020,096             380,643
                                            --------------------------------
Cash and cash equivalents at end of year     $1,178,373          $2,020,096
                                            --------------------------------
                                            --------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid                            $   15,324          $  364,159
Interest paid                                $   31,269          $    7,493


SEE ACCOMPANYING NOTES.

                            TIMBER LODGE STEAKHOUSE, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                   JANUARY 1, 1997


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS--The Company is engaged primarily in the development and operation of full-service steakhouse restaurants. The Company currently has restaurants in Minnesota, Wisconsin, New York and South Dakota.

ACCOUNTING PERIOD--The Company uses a 52/53 week fiscal year ending on the Wednesday nearest to the end of the calendar year. Fiscal 1996 includes 52 weeks and fiscal 1995 includes 53 weeks.

CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are carried at amortized cost which approximates market value and are considered available-for-sale.

MARKETABLE SECURITIES--At the time of purchase, management determines the appropriate classification of marketable securities. Marketable securities, consisting of U.S. govern-ment and agency notes and commercial paper, are classified as available-for-sale. Marketable securities are stated at fair value, which approximates cost. Interest on securities is included in interest income.

INVENTORIES--Inventories consist principally of food and supplies and are stated at the lower of cost (first-in, first-out) or market.

PRE-OPENING COSTS--Pre-opening costs consist of direct costs of hiring and training the initial workforce and other direct costs associated with opening a new restaurant. Such costs are amortized over a twelve-month period commencing with the restaurant opening.

Accumulated amortization of pre-opening costs totaled $975,872 and $663,695 at January 1, 1997 and January 3, 1996, respectively.

PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from five to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term, including option periods.

                            TIMBER LODGE STEAKHOUSE, INC.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER SHARE--Net income (loss) per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common share equivalents include stock warrants and common stock options using the treasury stock method.

INCOME TAXES--Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

IMPAIRMENT OF LONG-LIVED ASSETS--The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

STOCK BASED COMPENSATION--The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

RECLASSIFICATION--Certain 1995 items have been reclassified to conform with the current year presentation.

                            TIMBER LODGE STEAKHOUSE, INC.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                             JANUARY 1,          JANUARY 3,
                                                1997                1996
                                           ---------------------------------
  Leasehold improvements                    $ 8,432,010          $5,311,473
  Equipment                                   3,518,824           2,811,140
  Furniture and fixtures                      1,073,938             986,197
  Office equipment                              139,909             119,963
                                           ---------------------------------
                                             13,164,681           9,228,773
  Less accumulated depreciation
     and amortization                        (2,194,311)         (1,256,552)
                                           ---------------------------------
                                            $10,970,370          $7,972,221
                                           ---------------------------------
                                           ---------------------------------

3. COMMON STOCK

In May 1995, the Company reincorporated as a Minnesota corporation. As a result of the reincorporation, the par value of the Company's common stock was adjusted from $1.00 to $.01. As a result, all periods presented have been adjusted to reflect the new par value.

4. STOCK OPTIONS AND WARRANTS

Under the Company's stock option plan, the Company may grant either incentive based or non-qualified options to employees, management and Directors. Under the plan, options may be granted at prices not less than the fair market value of the Company's common stock at the grant date. Options become exercisable at the rate of one-third of the granted shares after six, eighteen and thirty months from the date of grant. The options are outstanding for ten years following the date of grant.

In December 1995, the Company's Board of Directors decreased the exercise price for incentive stock options previously granted to employees under the plan to $2.63 per share, the closing price of the Company's common stock on the day of the Board resolution. In addition, the Board decreased the exercise price of options granted to a former Board member to $3.06.

                            TIMBER LODGE STEAKHOUSE, INC.

4. STOCK OPTIONS AND WARRANTS (CONTINUED)



                                                                                       WEIGHTED
                                             SHARES AVAILABLE       OPTIONS        AVERAGE EXERCISE
                                                FOR GRANT         OUTSTANDING       PRICE PER SHARE
                                             -------------------------------------------------------
Balance at December 28, 1994                    434,500             190,500              $2.74
  Granted                                       (47,500)             47,500               2.625
  Canceled                                       25,500             (25,500)              2.625
                                             --------------------------------
Balance at January 3, 1996                      412,500             212,500               2.73
  Granted                                       (59,500)             59,500               3.59
  Canceled                                       49,167             (49,167)              3.06
  Exercised                                           -              (1,333)              2.625
                                             --------------------------------
Balance at January 1, 1997                      402,167             221,500              $2.88
                                             --------------------------------
                                             --------------------------------



In November 1992, the Company granted a non-qualified option to an officer to purchase 33,750 shares at $.74 per share. The option expires on January 15, 2003.

At January 1, 1997 and January 3, 1996, options of 194,250 and 194,750, respectively, were exercisable at weighted average exercise prices of $2.30 and $2.37, respectively.

The weighted average fair value of options granted during the years ended January 1, 1997 and January 3, 1996 was $1.43 and $1.13 per share, respectively.

PRO FORMA DISCLOSURES

Pro forma information regarding net income and earnings per share is required by Statement 123, and is determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for both fiscal 1996 and 1995: risk free interest rate of 6%; dividend yield of 0%; volatility factor of the expected market price of the Company's stock of .461; and a weighted-average expected life of the option of 4 years.

                            TIMBER LODGE STEAKHOUSE, INC.

4. STOCK OPTIONS AND WARRANTS (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The effect of applying Statement 123's fair value method to the Company's stock-based awards results in net income (loss) and earnings (loss) per share that are not materially different from the actual amounts reported.

WARRANTS

In connection with the Company's initial public offering in December 1993, the Company issued to the underwriter a warrant to purchase 120,000 shares of common stock. The warrant became exercisable on December 9, 1994 and remains outstanding until December 9, 1998. The warrant is exercisable at $7.20. The warrant contains antidilution provisions and is non-transferable.

5. LINE OF CREDIT

The Company has entered into a $500,000 line of credit with a bank. The line of credit bears interest at the prime rate plus 1%. The line of credit expires in May 1997. At January 1, 1997, there were no borrowings outstanding against the line of credit.

                            TIMBER LODGE STEAKHOUSE, INC.

6. INCOME TAXES

The components of income tax expense (benefit) for the years ended January 1, 1997 and January 3, 1996 are as follows:

                                                   1997            1996
                                                 --------------------------
  Current:
    Federal                                      $101,600       $  87,450
    State                                          33,840          29,000

  Deferred:
    Federal                                       121,380        (103,100)
    State                                          21,420         (21,100)
                                                 --------------------------
                                                 $278,240       $  (7,750)
                                                 --------------------------
                                                 --------------------------


The tax effects of significant components of the Company's deferred tax assets and liabilities are as follows:

                                                  JANUARY 1,      JANUARY 3,
                                                     1997            1996
                                                 --------------------------
  Deferred tax assets:
    Alternative minimum tax credit
      carryforwards and net operating
      loss carryforwards                         $190,600        $256,600
    General business credit carryforwards         279,800         158,800
    Other                                          20,400         146,000
                                                 --------------------------
  Total deferred tax assets                       490,800         561,400

  Deferred tax liabilities:
    Depreciation                                  345,900         285,500
    Pre-opening costs                              57,400          45,600
                                                 --------------------------
  Total deferred tax liabilities                  403,300         331,100
                                                 --------------------------
  Net deferred tax assets                        $ 87,500        $230,300
                                                 --------------------------
                                                 --------------------------

                            TIMBER LODGE STEAKHOUSE, INC.

6. INCOME TAXES (CONTINUED)

At January 1, 1997 the Company had AMT credit carryforwards and the general business credit carryforwards of $470,400. These credits expire at various times through the year 2011.

A reconciliation of statutory federal income taxes to the actual income tax expense (benefit) is as follows:

                                                         YEAR ENDED
                                                  JANUARY 1,     JANUARY 3,
                                                    1997           1996
                                                 -------------------------
  Income taxes at statutory rate                 $428,815       $(32,635)
  State income taxes, net of federal benefit       54,950         (5,068)
  Reduction of taxes previously provided for     (205,525)             -
  Alternative minimum tax                               -        116,450
  Tax credits                                           -        (86,497)
                                                 -------------------------
                                                 $278,240       $ (7,750)
                                                 -------------------------
                                                 -------------------------

7. RELATED PARTY TRANSACTIONS

Two shareholders of the Company own a construction company that managed the construction of some of the Company s restaurants. Payments to this construction company totaled $632,312 in fiscal 1995.

The Company rents office space for $2,885 per month in a building owned by an officer of the Company.

8. LEASE COMMITMENTS

The Company leases restaurant facilities under noncancelable operating leases that expire at various dates, including renewal options, through 2016. In addition, certain leases contain escalation clauses based upon a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined. The Company also pays real estate taxes, insurance and common area maintenance expenses related to these leases.

                            TIMBER LODGE STEAKHOUSE, INC.

8. LEASE COMMITMENTS (CONTINUED)

Rental expense under these lease agreements was $901,115 and $745,768 for the years ended January 1, 1997 and January 3, 1996, respectively.

At January 1, 1997, future minimum lease payments, including option periods, under all noncancelable lease agreements are as follows:

   Period Ending:
    1997                                $ 1,047,346
    1998                                  1,069,558
    1999                                  1,088,940
    2000                                  1,112,163
    2001                                  1,072,930
    Thereafter                            8,364,971
                                        -------------
                                        $13,755,908
                                        -------------
                                        -------------
9. 401(k) PLAN

In 1995, the Company adopted a defined contribution benefit plan which covers virtually all full-time employees. Under the plan, eligible employees can elect to contribute up to 15% of their annual compensation to the plan. The Company is permitted, but not required, to make a matching contribution to the plan up to a maximum of 6% of each participating employee's annual compensation. The Company did not make a matching contribution in fiscal 1996 or 1995, respectively.

10. SALE AND ABANDONMENT OF RESTAURANTS

The Company sold its Q. Cumbers unit to the existing store manager, who was then a related party, on June 14, 1995. The Company retained the services of an independent consultant to assess the fair market value of the business and validate the Company's selling price. The store was sold for $531,000. The Company received $125,000 in cash and a promissory note for $406,000. The sale resulted in a pre-tax gain of $278,120. The promissory note bears interest at the prime rate. Interest is payable monthly. The buyer is required to make future principal payments of $50,000 from 1997-2002. In 2003, the remaining principal balance is due in full.

                            TIMBER LODGE STEAKHOUSE, INC.

10. SALE AND ABANDONMENT OF RESTAURANTS (CONTINUED)

In May 1995, the Company closed its Williamsville, New York restaurant. The abandonment costs of $607,164 consist of the write-off of non-reusable assets and related close down costs.