Form 10QSB
period 1997-03-26
TIMBER LODGE STEAKHOUSE INC
filed 1997-05-12
CIK 912287

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                              _________________________

                                     FORM 10-QSB

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 26, 1997

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

                               / X / Yes    /   / No

    As of March 1, 1997 there were outstanding 3,598,581 shares of the issuer's Common Stock, $.01 par value per share.

                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----
                                     PART I

ITEM 1.       FINANCIAL STATEMENTS....................................      1

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........      5


                                     PART II

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K........................      7

SIGNATURES.............................................................    S-1

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TIMBER LODGE STEAKHOUSE, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                  MARCH 26,       JANUARY 1,
                                                    1997            1997
                                                -------------  -------------
ASSETS

Current assets:
    Cash and cash equivalents..............      $    621,650   $  1,178,373
    Accounts receivable....................           131,062        136,576
    Inventory..............................           185,613        203,268
    Pre-opening costs......................           223,396        168,933
    Deferred tax assets....................            64,300         64,300
    Prepaid expenses and other current assets..       415,451        366,240
                                                -------------  -------------
         Total current assets..................     1,641,472      2,117,690

Property and equipment, net.................       12,115,634     10,970,370
Note receivable, related party..............          396,000        396,000
Deferred tax assets.........................           23,200         23,200
Other assets................................          188,312        190,182
                                                -------------  -------------
         Total assets......................     $  14,364,618  $  13,697,442
                                                -------------  -------------
                                                -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable.......................     $   1,263,655  $   1,127,673
    Short-term borrowing...................           938,425             --
    Accrued salaries and wages.............           318,175        262,346
    Sales tax payable......................           114,037        136,327
    Gift certificates payable..............           285,346        535,997
    Income tax payable.....................            63,208        295,690
    Accrued expenses and other liabilities.            34,979         97,569
                                                -------------  -------------
         Total current liabilities.........         3,017,825      2,455,602

Deferred rent..............................         1,133,331      1,248,224
                                                -------------  -------------
         Total liabilities.................         4,151,156      3,703,826

Shareholders' equity:
    Common stock, $0.01 par value:
         Authorized shares -- 10,000,000
         Issued shares -- 3,598,581 at
         March 26, 1997 and  3,566,833
         at January 1, 1997................            35,986         35,668
    Additional paid-in capital.............         8,811,158      8,793,814
    Retained earnings......................         1,366,318      1,164,134
                                                -------------  -------------
         Total shareholders' equity........        10,213,462      9,993,616
                                                -------------  -------------
Total liabilities and shareholders' equity.      $ 14,364,618  $  13,697,442
                                                -------------  -------------
                                                -------------  -------------

              See accompanying notes to the financial statements

                         TIMBER LODGE STEAKHOUSE, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     TWELVE WEEKS ENDED
                                                  MARCH 26,       MARCH 27,
                                                    1997            1996
                                                -------------  -------------


Net sales...................................     $  5,214,308   $  4,280,714

Costs and expenses:
    Food and beverage costs................         1,927,169      1,621,055
    Labor and benefits costs...............         1,473,588      1,220,268
    Restaurant operating expenses..........           538,430        431,315
    Occupancy costs........................           570,303        413,799
                                                -------------  -------------

         Restaurant costs and expenses.....         4,509,490      3,686,437
                                                -------------  -------------
Restaurant operating income.................          704,818        594,277

General and administrative..................          339,536        263,876
Amortization of pre-opening costs...........           76,625         58,241
                                                -------------  -------------

    Operating income .......................          288,657        272,160

Interest expense                                       19,341          1,513
Interest and other (income) expense.........          (19,568)       (23,520)
                                                -------------  -------------

Income before income taxes..................          288,884        294,167

    Income taxes ..........................            86,700         58,900
                                                -------------  -------------

Net income .................................       $  202,184     $  235,267
                                                -------------  -------------
                                                -------------  -------------

Net income per share........................            $0.06          $0.07
                                                -------------  -------------
                                                -------------  -------------
Weighted average number of common and
    common equivalent shares outstanding...         3,649,514      3,574,927
                                                -------------  -------------
                                                -------------  -------------

              See accompanying notes to the financial statements

                         TIMBER LODGE STEAKHOUSE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                     TWELVE WEEKS ENDED
                                                  MARCH 26,       MARCH 27,
                                                    1997            1996
                                                -------------  -------------
OPERATING ACTIVITIES
Net income.................................       $  202,184     $  235,267
Adjustments to reconcile net income to net
    cash provided by operating activities:
         Depreciation......................           238,350        180,526
         Amortization......................            76,625         59,141
         Deferred rent.....................          (114,893)       367,227
         Changes in operating assets
           and liabilities:
              Receivables..................             5,514       (158,532)
              Inventories..................            17,655           (526)
              Pre-opening costs............          (130,188)       (97,031)
              Prepaid expenses and other
                current assets... .........           (49,211)       (21,877)
              Accounts payable.............           135,982         60,611
              Accrued salaries and wages...            55,829         51,866
              Sales tax payable............           (22,290)       (13,646)
              Gift certificates payable....          (250,651)      (163,229)
              Income taxes payable.........          (232,482)        56,350
              Other accrued expenses.......           (62,590)         9,593
                                                -------------  -------------
Net cash provided by (used in) operating
activities..................................         (130,166)       565,740

INVESTING ACTIVITIES
Purchases of property and equipment.........       (1,383,614)    (1,432,652)
Other assets................................              970         12,648
                                                -------------  -------------
Net cash used in investing activities.......       (1,382,644)    (1,420,004)

FINANCING ACTIVITIES
Proceeds from short-term borrowings.........          938,425        100,000
Exercise of stock options...................           24,975             --
Common stock repurchased....................           (7,313)       (10,100)
                                                -------------  -------------
Net cash provided by financing activities...          956,087         89,900

Net decrease in cash and cash equivalents...         (556,723)      (764,364)
Cash and cash equivalents at beginning of
year........................................        1,178,373      2,020,096
                                                -------------  -------------

Cash and cash equivalents at end of period..       $  621,650    $ 1,255,732
                                                -------------  -------------
                                                -------------  -------------

              See accompanying notes to the financial statements

                         TIMBER LODGE STEAKHOUSE, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              MARCH 26, 1997
                                (UNAUDITED)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation. The results of operations for the twelve week period ended March 26, 1997 are not necessarily indicative of the results to be expected for the full year.

    The significant accounting policies followed by the Company are set forth in the Notes to Financial Statements in the Company's 1996 Annual Report and Form 10-KSB filed with the Securities and Exchange Commission. These condensed Financial Statements should be read in conjunction with the Financial Statements in the 1996 Annual Report and Form 10-KSB.


2.  NET INCOME PER SHARE

    The net income per share is computed using the weighted average number of shares of common stock equivalents, outstanding during the periods persented.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material.

3.  RECLASSIFICATION

     Certain prior year items have been reclassified to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following table sets forth the percentage relationship to net sales of certain items included in the Company's statements of operations.

                                                     TWELVE WEEKS ENDED
                                                ----------------------------
                                                  MARCH 26,       MARCH 27,
                                                    1997            1996
                                                -------------  -------------

Net sales. . . . . . . . . . . . . . . . . . .       100.0%         100.0%

Costs and expenses:
     Food and beverage costs . . . . . . . . .        37.0           37.9
     Labor and benefits costs . . .  . . . . .        28.3           28.5
     Restaurant operating expenses . . . . . .        10.3           10.1
     Occupancy costs . . . . . . . . . . . . .        10.9            9.6
                                                -------------  -------------
          Restaurant costs and expenses. . . .        86.5           86.1
                                                -------------  -------------

Restaurant operating income. . . . . . . . . .        13.5           13.9

General and administrative . . . . . . . . . .         6.5            6.2
Amortization of pre-opening costs. . . . . . .         1.5            1.3
                                                -------------  -------------
    Operating income . . . . . . . . . . . . .         5.5            6.4

Interest expense . . . . . . . . . . . . . . .         0.3            0.0
Interest and other (income)/expense. . . . . .        (0.4)          (0.5)
                                                -------------  -------------
Income before income taxes . . . . . . . . . .         5.6            6.9

     Income taxes. . . . . . . . . . . . . . .         1.7            1.4
                                                -------------  -------------
Net income . . . . . . . . . . . . . . . . . .         3.9%           5.5%
                                                -------------  -------------
                                                -------------  -------------

Number of restaurants open at end of period. .        12             10


TWELVE WEEKS ENDED MARCH 26, 1997, COMPARED TO  TWELVE WEEKS ENDED MARCH 27,
1996.

     NET SALES.   The Company's net sales increased 21.8% to $5,214,308
compared to $4,280,714 for the first quarter last year. The increase is attributable to the three new restaurants opened since the beginning of the first quarter of fiscal 1996. Same store sales for stores open at least 18 months were up 4.4%. This increase is due in part to the introduction of television advertising in its core market of Minneapolis/St. Paul and radio advertising in the outstate markets.

     COSTS AND EXPENSES.   Cost of restaurant sales, consisting of food and
beverage costs, decreased .9% to 37.0% compared to 37.9% for the same period last year. This decrease is due in part to the Company experiencing lower costs of produce than last year and by featuring off-menu entrees with lower food cost.

     Labor and related benefit costs decreased .2% to 28.3% compared to 28.5% for the same period last year. Labor productivity gains were achieved during the quarter but were offset by an increase in health insurance costs as more employees entered the program upon meeting eligibility requirements.

     Restaurant operating expenses and occupancy costs include all other unit-level costs, the major components of which are rents, real estate taxes, utilities, store supplies, repairs and maintenance and other related occupancy costs. Restaurant operating costs are semi-variable while most of the occupancy expenses are fixed. In the aggregate for the first quarter, restaurant operating expenses and occupancy costs increased 1.5% to 21.2% of net sales compared to 19.7% for the same period last year. The increase is attributable to occupancy costs being higher for new stores added in the past year compared to the mature existing stores operating during the same period.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative
expenses increased .3% to 6.5% of net sales compared to 6.2% for the same period last year. This increase is due to the first time cost of television in the Minneapolis/St. Paul market.

     AMORTIZATION OF PRE-OPENING COSTS.   Amortization of pre-opening costs
increased to 1.5% of net sales compared to 1.3% for the same period last year. The increase is attributable to the pre-opening costs for the latest three new stores (two were outstate locations) being higher than the three new restaurants being amortized for the same period last year. The Company amortizes pre-opening costs for new restaurants over a twelve month period commencing with the first full period after the restaurant's opening.

     INTEREST AND OTHER INCOME.   Interest was paid on short term borrowings
via a line of credit the Company has with a local bank. The increase in short term borrowings was used to meet the Company's needs in funding new restaurant construction and to pay income taxes. Income was earned on marketable securities and a promissory note related to the Q. Cumbers sale. Interest income combined with other miscellaneous income was $19,568 for the first quarter compared to $23,520 for the same period last year. The decrease is due to a reduction of marketable securities used to finance new restaurant construction.

     PROVISION FOR INCOME TAXES.   The Company's effective tax rate is
estimated at 30% compared to 20% for the same period last year. The increase in the effective tax rate is a result of the company receiving refunds of taxes previously provided for in 1996. The company's tax rate is impacted by tax credits for FICA tax paid on tips received by restaurant employees.

     NET INCOME.   The Company's net income was $202,184 in the first fiscal
quarter of 1997 compared to $235,267 for the same period last year. Earnings per share were $.06 in the first quarter 1997 compared to $.07 for the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has leased its restaurant sites under non-cancelable leases for periods of six to twenty years, with renewal options of between three and ten years. The Company plans to continue leasing sites for expansion in the foreseeable future.

     Cash used in operating activities was $130,166 compared to cash provided of $565,740 for the same period last year. The Company had net working capital deficit of ($1,376,353) at March 26, 1997 compared to a deficit of ($337,912) at January 1, 1997. The decrease in working capital is a result of utilizing existing cash to fund new restaurant development. The Company has a $500,000 bank line of credit which it has used to fund short-term cash needs. The Company also has a $1,375,000 construction loan to fund the construction of a new restaurant. At the end of first quarter 1997 these lines had an outstanding balance of $938,425. This balance is planned to be paid down in subsequent quarters. Most of the Company's sales are paid by cash or credit card and the Company generally receives 30 days credit from trade suppliers.

     The Company's Board of Directors passed a resolution in May 1995 authorizing the purchase of shares of the Company's Common Stock in the open market as management of the Company deems appropriate. During the first quarter 1997, the Company purchased 2,000 shares of its Common Stock on the open market at an average price of $3.66 per share. These repurchases represent less than .1% of the Company's outstanding stock.

     The Company currently intends to focus its expansion on steakhouse restaurants and estimates that the average costs of developing a new steakhouse restaurant to be approximately $1,200,000. The actual cost will vary depending on the size of the restaurant, the amount of landlord contributions, if any, and whether extensive renovation or remodeling is required. Pre-opening costs, primarily labor, advertising, travel and other costs related to the two new steakhouses opened in 1996 were $119,000 per restaurant. Expenses for new restaurants opening in the future are expected to be lower as training and general start-up efficiencies are achieved from the Company opening additional restaurants in markets away from Minnesota.

     The Company believes that cash generated from operations and funds available under its line of credit will be sufficient to fund operations for at least the next twelve months.


                             PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits:

       Exhibit No.                        Exhibit
       -----------                        -------
          10.1           Income Continuance Agreement Dated March 10, 1997 By
                             and Between The Company and Peter S. Bedzyk.

          10.2           Income Continuance Agreement Dated March 10, 1997 By
                             and Between The Company and Robert G. Cornell

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

                              TIMBER LODGE STEAKHOUSE, INC.


Date:  May 8, 1997            By: /s/ DERMOT F. ROWLAND
                                  ------------------------------------
                                  Dermot F. Rowland
                                  Its:  Chief Executive Officer



Date:  May 8, 1997            By: /s/ ROBERT G. CORNELL
                                  --------------------------------------------
                                  Robert G. Cornell
                                  Its:  Chief Financial Officer