Form 10QSB
period 1997-06-18
TIMBER LODGE STEAKHOUSE INC
filed 1997-08-01
CIK 912287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ----    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 18, 1997

  ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            X     Yes                 No
                          ----                  ----

     As of June 1, 1997 there were outstanding 3,598,581 shares of the issuer's Common Stock, $.01 par value per share.

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1

                            PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             TIMBER LODGE STEAKHOUSE, INC.
                                   BALANCE SHEETS
                                     (unaudited)

                                                                             JUNE 18,          JANUARY 1,
                                                                               1997               1997
                                                                         --------------     --------------
ASSETS

Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .         $    599,214       $  1,178,373
   Accounts receivable . . . . . . . . . . . . . . . . . . . . .              228,209            136,576
   Inventory . . . . . . . . . . . . . . . . . . . . . . . . . .              229,373            203,268
   Pre-opening costs . . . . . . . . . . . . . . . . . . . . . .              331,556            168,933
   Deferred tax assets . . . . . . . . . . . . . . . . . . . . .               64,300             64,300
   Prepaid expenses and other current assets . . . . . . . . . .              610,628            366,240
                                                                         --------------     --------------
      Total current assets . . . . . . . . . . . . . . . . . . .            2,063,280          2,117,690

Property and equipment, net. . . . . . . . . . . . . . . . . . .           11,957,594         10,970,370
Note receivable, related party . . . . . . . . . . . . . . . . .              346,000            396,000
Deferred tax assets. . . . . . . . . . . . . . . . . . . . . . .               23,200             23,200
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .              193,469            190,182
                                                                         --------------     --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . .        $  14,583,543      $  13,697,442
                                                                         --------------     --------------
                                                                         --------------     --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . .         $  1,197,148       $  1,127,673
   Short-term borrowing. . . . . . . . . . . . . . . . . . . . .              968,425                 --
   Accrued salaries and wages. . . . . . . . . . . . . . . . . .              341,096            262,346
   Sales tax payable . . . . . . . . . . . . . . . . . . . . . .               90,594            136,327
   Gift certificates payable . . . . . . . . . . . . . . . . . .              222,442            535,997
   Income tax payable. . . . . . . . . . . . . . . . . . . . . .               81,508            295,690
   Accrued expenses and other liabilities. . . . . . . . . . . .               27,271             97,569
                                                                         --------------     --------------
      Total current liabilities. . . . . . . . . . . . . . . . .            2,928,484          2,455,602

Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . .            1,200,283          1,248,224
                                                                         --------------     --------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . .            4,128,767          3,703,826

Shareholders' equity:
   Common stock, $0.01 par value:
      Authorized shares -- 10,000,000
      Issued shares -- 3,598,581 at June 18, 1997 and
      3,566,833 at January 1, 1997 . . . . . . . . . . . . . . .               35,986             35,668
   Additional paid-in capital. . . . . . . . . . . . . . . . . .            8,811,158          8,793,814
   Retained earnings . . . . . . . . . . . . . . . . . . . . . .            1,607,632          1,164,134
                                                                         --------------     --------------
      Total shareholders' equity . . . . . . . . . . . . . . . .           10,454,776          9,993,616
                                                                         --------------     --------------
Total liabilities and shareholders' equity . . . . . . . . . . .        $  14,583,543      $  13,697,442
                                                                         --------------     --------------
                                                                         --------------     --------------

                             See accompanying notes to the financial statements
                                                     1

                                TIMBER LODGE STEAKHOUSE, INC.
                                  STATEMENTS OF OPERATIONS
                                        (unaudited)


                                                                     TWELVE WEEKS ENDED                 TWENTY-FOUR WEEKS ENDED
                                                               JUNE 18,            JUNE 19,           JUNE 18,           JUNE 19,
                                                                1997                1996               1997               1996
                                                         ----------------     ---------------    --------------      --------------


Net sales. . . . . . . . . . . . . . . . . . . . .        $  5,921,684        $  4,736,133       $  11,135,992       $  9,016,848


Costs and expenses:
   Food and beverage costs . . . . . . . . . . . .           2,243,330           1,794,835           4,170,498          3,415,890
   Labor and benefits costs. . . . . . . . . . . .           1,719,379           1,357,366           3,192,967          2,577,634
   Restaurant operating expenses . . . . . . . . .             578,297             444,118           1,116,727            875,434
   Occupancy costs . . . . . . . . . . . . . . . .             590,332             525,908           1,160,635            939,707
                                                         ----------------     ---------------    --------------      --------------
      Restaurant costs and expenses. . . . . . . .           5,131,338           4,122,227           9,640,827          7,808,665
                                                         ----------------     ---------------    --------------      --------------

Restaurant operating income. . . . . . . . . . . .             790,346             613,906           1,495,165          1,208,183

General and administrative . . . . . . . . . . . .             375,754             272,666             715,290            536,542
Amortization of pre-opening costs. . . . . . . . .              58,274              59,019             134,900            117,260
                                                         ----------------     ---------------    --------------      --------------
   Operating income. . . . . . . . . . . . . . . .             356,318             282,221             644,975            554,381

Interest expense . . . . . . . . . . . . . . . . .              28,909               3,025              48,250              4,538
Interest and other (income) expense. . . . . . . .             (17,205)            (21,667)            (36,773)           (45,188)
                                                         ----------------     ---------------    --------------      --------------
Income before income taxes . . . . . . . . . . . .             344,614             300,863             633,498            595,031
   Income taxes. . . . . . . . . . . . . . . . . .             103,300              65,050             190,000            123,950
                                                         ----------------     ---------------    --------------      --------------
Net income . . . . . . . . . . . . . . . . . . . .          $  241,314          $  235,813          $  443,498         $  471,081
                                                         ----------------     ---------------    --------------      --------------
                                                         ----------------     ---------------    --------------      --------------
Net income per share . . . . . . . . . . . . . . .               $0.07               $0.07               $0.12              $0.13
                                                         ----------------     ---------------    --------------      --------------
                                                         ----------------     ---------------    --------------      --------------
Weighted average number of common and
   common equivalent shares outstanding. . . . . .           3,668,229           3,572,500           3,661,122          3,573,712
                                                         ----------------     ---------------    --------------      --------------
                                                         ----------------     ---------------    --------------      --------------

                              See accompanying notes to the financial statements
                                                       2

                                    TIMBER LODGE STEAKHOUSE, INC.
                                      STATEMENTS OF CASH FLOWS
                                             (unaudited)


                                                                                 TWENTY-FOUR WEEKS ENDED
                                                                               JUNE 18,           JUNE 19,
                                                                                1997               1996
                                                                           --------------     --------------

OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  443,498         $  471,081
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . . . . . .              481,867            368,184
      Amortization . . . . . . . . . . . . . . . . . . . . . . .              134,900            139,031
      Deferred rent. . . . . . . . . . . . . . . . . . . . . . .              (47,941)           367,227
      Changes in operating assets and liabilities:
         Receivables . . . . . . . . . . . . . . . . . . . . . .              (91,633)          (158,532)
         Inventories . . . . . . . . . . . . . . . . . . . . . .              (26,105)              (526)
         Pre-opening costs . . . . . . . . . . . . . . . . . . .             (295,723)           (97,031)
         Prepaid expenses and other current assets . . . . . . .             (244,388)           (21,877)
         Accounts payable. . . . . . . . . . . . . . . . . . . .               69,475             60,611
         Accrued salaries and wages. . . . . . . . . . . . . . .               78,750             51,866
         Sales tax payable . . . . . . . . . . . . . . . . . . .              (45,733)           (13,646)
         Gift certificates payable . . . . . . . . . . . . . . .             (313,555)          (163,229)
         Income taxes payable. . . . . . . . . . . . . . . . . .             (214,182)            56,350
         Other accrued expenses. . . . . . . . . . . . . . . . .              (70,298)             9,593
                                                                           --------------     --------------
Net cash provided by (used in) operating activities. . . . . . .             (141,068)         1,069,102

INVESTING ACTIVITIES
Purchases of property and equipment. . . . . . . . . . . . . . .           (1,469,091)        (1,432,652)
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .               (5,087)            12,648
                                                                           --------------     --------------
Net cash used in investing activities. . . . . . . . . . . . . .           (1,474,178)        (1,420,004)

FINANCING ACTIVITIES
Proceeds from short-term borrowings. . . . . . . . . . . . . . .              968,425            100,000
Exercise of stock options. . . . . . . . . . . . . . . . . . . .               24,975                 --
Common stock repurchased . . . . . . . . . . . . . . . . . . . .               (7,313)           (10,100)
                                                                           --------------     --------------
Net cash provided by financing activities. . . . . . . . . . . .            1,036,087             89,900

Net decrease in cash and cash equivalents. . . . . . . . . . . .             (579,159)          (261,002)
Cash and cash equivalents at beginning of year . . . . . . . . .            1,178,373          2,020,096
                                                                           --------------     --------------
Cash and cash equivalents at end of period . . . . . . . . . . .           $  599,214       $  1,759,094
                                                                           --------------     --------------
                                                                           --------------     --------------


                            See accompanying notes to the financial statements
                                                    3

                                     TIMBER LODGE STEAKHOUSE, INC.
                                NOTES TO CONDENSED FINANCIAL STATEMENTS
                                           JUNE 18, 1997
                                            (unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation. The results of operations for the twenty-four week period ended June 18, 1997 are not necessarily indicative of the results to be expected for the full year.

     The significant accounting policies followed by the Company are set forth in the Notes to Financial Statements in the Company's 1996 Annual Report and Form 10-KSB filed with the Securities and Exchange Commission. These condensed Financial Statements should be read in conjunction with the Financial Statements in the 1996 Annual Report and Form 10-KSB.

2.   NET INCOME PER SHARE

     The net income per share is computed using the weighted average number of shares of common stock equivalents, outstanding during the periods presented.

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

ITEM   2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

     The following table sets forth the percentage relationship to net sales of certain items included in the Company's statements of operations.

                                                                      TWELVE WEEKS ENDED                   TWENTY-FOUR WEEKS ENDED
                                                               -------------------------------         -----------------------------
                                                                 JUNE 18,            JUNE 19,            JUNE 18,          JUNE 19,
                                                                  1997                1996                1997              1996
                                                               ----------          -----------         -----------       -----------
Net sales. . . . . . . . . . . . . . . . . . . . .               100.0%              100.0%              100.0%            100.0%

Costs and expenses:
     Food and beverage costs . . . . . . . . . . .                37.9                37.9                37.5              37.9
     Labor and benefits costs. . . . . . . . . . .                29.0                28.7                28.7              28.6
     Restaurant operating expenses . . . . . . . .                 9.8                 9.4                10.0               9.7
     Occupancy costs . . . . . . . . . . . . . . .                10.0                11.0                10.4              10.4
                                                               ----------          -----------         -----------       -----------
          Restaurant costs and expenses. . . . . .                86.7                87.0                86.6              86.6
                                                               ----------          -----------         -----------       -----------
Restaurant operating income. . . . . . . . . . . .                13.3                13.0                13.4              13.4

General and administrative . . . . . . . . . . . .                 6.3                 5.8                 6.4               6.0
Amortization of pre-opening costs. . . . . . . . .                 1.0                 1.2                 1.2               1.3
                                                               ----------          -----------         -----------       -----------
    Operating income . . . . . . . . . . . . . . .                 6.0                 6.0                 5.8               6.1

Interest expense . . . . . . . . . . . . . . . . .                 0.5                 0.1                 0.4               0.0
Interest and other (income)/expense. . . . . . . .                (0.3)               (0.5)               (0.3)             (0.5)
                                                               ----------          -----------         -----------       -----------
Income before income taxes . . . . . . . . . . . .                 5.8                 6.4                 5.7               6.6

     Income taxes. . . . . . . . . . . . . . . . .                 1.7                 1.4                 1.7               1.4
                                                               ----------          -----------         -----------       -----------
Net income . . . . . . . . . . . . . . . . . . . .                 4.1%                5.0%                4.0%              5.2%
                                                               ----------          -----------         -----------       -----------
                                                               ----------          -----------         -----------       -----------
Number of restaurants
open at end of period. . . . . . . . . . . . . . .                  14                  11




TWELVE WEEKS ENDED JUNE 18, 1997, COMPARED TO TWELVE WEEKS ENDED JUNE 19, 1996.

     NET SALES.   Total sales for the twelve weeks ending June 18, 1997
increased 25.0% to $5,921,684 compared to $4,736,133 for the same period last year. The increase is attributable to the four new restaurants opened since the beginning of the second quarter of fiscal 1996. Same store sales, for stores open at least 18 months, were up 4.8%. This increase is due primarily to radio advertising in most markets.

     COSTS AND EXPENSES.   Cost of restaurant sales, consisting of food and
beverage costs, were even with last year at 37.9% as a percent of net sales. Some cost reduction menu changes have been integrated that in aggregate offset an increase in commodity prices of beef and seafood.

     Labor and related benefit costs increased .3% to 29.0% compared to 28.7% for the same period last year. Hourly labor productivity gains were achieved during the quarter but were offset by an increase in health insurance costs as more employees entered the Company's program and by an increase in payroll related taxes.

     Restaurant operating expenses include all other unit-level costs, the major components of which are rents, real estate taxes, utilities, store supplies, repairs and maintenance and other related occupancy costs. Restaurant operating expenses and occupancy costs combined decreased .6% to 19.8% of net sales compared to 20.4% for the same period last year. The decrease is attributable primarily to lower rent expense as the Company's two newest restaurants have no building and no land and building rent associated with them respectively.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative
expenses increased .5% to 6.3% of net sales compared to 5.8% for the same period last year. This increase is attributable to an increase in radio advertising expenditures in the Company's markets during the quarter.

     AMORTIZATION OF PRE-OPENING COSTS.   Amortization of pre-opening costs
decreased to 1.0% of net sales compared to 1.2% for the same period last year. The decrease is attributable to amortizing the pre-opening costs for the two new restaurants compared to three new restaurants for the same quarter last year. The Company amortizes pre-opening costs for new restaurants over a twelve month period commencing with the first full period after the restaurant's opening.

     INTEREST AND OTHER INCOME.   Interest was paid on short term borrowings
via a line of credit and construction loan the Company has with a local bank. The increase in short term borrowings was used to meet the Company's working capital needs and funding construction of the Company's new St. Cloud, Minnesota restaurant.

     Interest income was earned on marketable securities and a promissory note related to the Q. Cumbers sale. Interest expense for the quarter was $28,909 compared to $3,025 for the same period last year. Interest and other income in aggregate was $17,205 for the quarter compared to $21,667 for the same period last year.

     PROVISION FOR INCOME TAXES.   The Company's effective tax rate is
estimated at 30% compared to 20% for the same period last year. The increase in the effective tax rate is a result of the Company receiving refunds of taxes previously provided for in 1996. The company's tax rate is impacted by tax credits for FICA tax paid on tips received by restaurant employees.

     NET INCOME.   The Company's net income was $241,314 or $.07 per share
compared to $235,813 or $.07 per share for the same period last year.

TWENTY-FOUR WEEKS ENDED JUNE 18, 1997, COMPARED TO TWENTY-FOUR WEEKS ENDED JUNE 19, 1996.

     NET SALES. Total sales for twenty-four weeks ending June 18, 1997 increased 23.5% to $11,135,992 compared to $9,016,848 for the same period last year. The increase is attributable to opening five new restaurants since the beginning of 1996. Same store sales for stores open at least 18 months were up 4.4% year-to-date 1997.

     COSTS AND EXPENSES.   Cost of restaurant sales consisting of food and
beverage decreased .4% to 37.5% compared to 37.9% for the same period last year. The Company experienced lower produce costs in 1997 vs. last year that offset an increase in beef prices in 1997.

     Labor and related benefit costs were 28.7% as a percentage of sales compared to 28.6% for the same period last year. Labor productivity improvements were achieved year-to-date commensurate with the same store sales increase but were offset by an increase in payroll related taxes and benefit costs.

     Restaurant operating expenses and occupancy costs combined were 20.4% year-to-date compared to 20.1% for the same period last year. The increase is attributable to an increase in costs of store maintenance year-to-date.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased .4% to 6.4% of net sales compared to 6.0% for the same period last year. This increase is due to the higher level costs of television and radio advertising year-to-date compared to the same period last year.

     AMORTIZATION OF PRE-OPENING COSTS. Amortization of pre-opening costs decreased to 1.2% of sales compared to 1.3% for the same period last year.

     INTEREST EXPENSE AND OTHER INCOME. Interest was paid on short term borrowings via a line of credit and construction loan the Company has with a local bank. Short term borrowings were used to meet working capital needs while interest was paid on equipment financing agreements and a construction loan to build a new restaurant.

     Interest income was earned on marketable securities and a promissory note related to the Q. Cumbers sale. Interest expense year-to-date was $48,250 compared to $4,538 for the same period last year. Interest and other income in aggregate was $36,773 year-to-date compared to $43,188 for the same period last year. Interest income decreased from 1996 as income earned on marketable securities was lower due to a reduction in invested cash used to fund new restaurant development.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate is estimated at 30% compared to a 20% rate for same period last year.

     NET INCOME. The Company's net income year-to-date was $443,498 or $.12 per share compared to $471,081 or $.13 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has leased its restaurant sites under non-cancelable leases for periods of six to twenty years, with renewal options of between three and ten years. The Company plans to continue leasing sites for expansion in the foreseeable future.

     Cash used in operating activities was $141,068 compared to cash provided of $1,069,102 for the same period last year. The Company had net working capital deficit of ($865,204) at June 18, 1997 compared to a deficit of ($337,912) at January 1, 1997. The decrease in working capital is a result of utilizing existing cash to fund new restaurant development. The Company has a $500,000 bank line of credit which it has used to fund short-term cash needs. The Company also has a $1,375,000 construction loan to fund the construction of a new restaurant. At the end of first quarter 1997 these lines had an outstanding balance of $968,425. This balance is planned to be paid down in subsequent quarters. Most of the Company's sales are paid by cash or credit card and the Company generally receives 30 days credit from trade suppliers.

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

                                   TIMBER LODGE STEAKHOUSE, INC.


Date:  August 1, 1997              By: /s/ Dermot F. Rowland
                                      ----------------------------------
                                       Dermot F. Rowland
                                       Its:  Chief Executive Officer



Date:  August 1, 1997              By: /s/ Peter S. Bedzyk
                                      ----------------------------------
                                       Peter S. Bedzyk
                                       Its:  President