Form 10QSB/A
period 1997-06-18
TIMBER LODGE STEAKHOUSE INC
filed 1997-08-12
CIK 912287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                 FORM 10-QSB/A-1
                              filed August 12, 1997

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

                              See accompanying notes to the financial statements
                                                       2

                                    TIMBER LODGE STEAKHOUSE, INC.
                                      STATEMENTS OF CASH FLOWS
                                             (unaudited)


                                                                                 TWENTY-FOUR WEEKS ENDED
                                                                               JUNE 18,           JUNE 19,
                                                                                1997               1996
                                                                           --------------     --------------

OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  443,498         $  471,081
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . . . . . .              481,867            368,184
      Amortization . . . . . . . . . . . . . . . . . . . . . . .              134,900            139,031
      Deferred rent. . . . . . . . . . . . . . . . . . . . . . .              (47,941)           367,227
      Changes in operating assets and liabilities:
         Receivables . . . . . . . . . . . . . . . . . . . . . .              (91,633)          (158,532)
         Inventories . . . . . . . . . . . . . . . . . . . . . .              (26,105)              (526)
         Pre-opening costs . . . . . . . . . . . . . . . . . . .             (295,723)           (97,031)
         Prepaid expenses and other current assets . . . . . . .             (244,388)           (21,877)
         Accounts payable. . . . . . . . . . . . . . . . . . . .               69,475             60,611
         Accrued salaries and wages. . . . . . . . . . . . . . .               78,750             51,866
         Sales tax payable . . . . . . . . . . . . . . . . . . .              (45,733)           (13,646)
         Gift certificates payable . . . . . . . . . . . . . . .             (313,555)          (163,229)
         Income taxes payable. . . . . . . . . . . . . . . . . .             (214,182)            56,350
         Other accrued expenses. . . . . . . . . . . . . . . . .              (70,298)             9,593
                                                                           --------------     --------------
Net cash provided by (used in) operating activities. . . . . . .             (141,068)         1,069,102

INVESTING ACTIVITIES
Purchases of property and equipment. . . . . . . . . . . . . . .           (1,469,091)        (1,432,652)
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .               (5,087)            12,648
                                                                           --------------     --------------
Net cash used in investing activities. . . . . . . . . . . . . .           (1,474,178)        (1,420,004)

FINANCING ACTIVITIES
Proceeds from short-term borrowings. . . . . . . . . . . . . . .              968,425            100,000
Exercise of stock options. . . . . . . . . . . . . . . . . . . .               24,975                 --
Principal collected on long-term note. . . . . . . . . . . . . .               50,000                 --
Common stock repurchased . . . . . . . . . . . . . . . . . . . .               (7,313)           (10,100)
                                                                           --------------     --------------
Net cash provided by financing activities. . . . . . . . . . . .            1,036,087             89,900

Net decrease in cash and cash equivalents. . . . . . . . . . . .             (579,159)          (261,002)
Cash and cash equivalents at beginning of year . . . . . . . . .            1,178,373          2,020,096
                                                                           --------------     --------------
Cash and cash equivalents at end of period . . . . . . . . . . .           $  599,214       $  1,759,094
                                                                           --------------     --------------
                                                                           --------------     --------------


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

                                   TIMBER LODGE STEAKHOUSE, INC.


Date:  August 12, 1997             By: /s/ Dermot F. Rowland
                                      ----------------------------------
                                       Dermot F. Rowland
                                       Its:  Chief Executive Officer



Date:  August 12, 1997             By: /s/ Peter S. Bedzyk
                                      ----------------------------------
                                       Peter S. Bedzyk
                                       Its:  President