Form 10QSB
period 1997-09-10
TIMBER LODGE STEAKHOUSE INC
filed 1997-10-20
CIK 912287

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                For the quarterly period ended September 10, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


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


                                __X__ Yes ____ No

         As of October 10, 1997 there were outstanding 3,622,917 shares of the issuer's Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.............................................    1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................    5


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................    9

SIGNATURES................................................................   S-1

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TIMBER LODGE STEAKHOUSE, INC.
                                 BALANCE SHEETS
                                  (unaudited)

                                                                   SEPTEMBER 10,       JANUARY 1,
                                                                       1997               1997
                                                                   ------------       ------------
ASSETS

Current assets:
     Cash and cash equivalents .............................       $    728,045       $  1,178,373
     Accounts receivable ...................................            184,039            136,576
     Inventory .............................................            262,075            203,268
     Pre-opening costs .....................................            371,143            168,933
     Deferred tax assets ...................................             64,300             64,300
     Prepaid expenses and other current assets .............            653,939            366,240
                                                                   ------------       ------------
        Total current assets ...............................          2,263,541          2,117,690

Property and equipment, net ................................         12,868,444         10,970,370
Note receivable, related party .............................            346,000            396,000
Deferred tax assets ........................................             23,200             23,200
Other assets ...............................................            248,760            190,182
                                                                   ------------       ------------
        Total assets .......................................       $ 15,749,945       $ 13,697,442
                                                                   ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................       $  1,499,849       $  1,127,673
     Short-term borrowing ..................................          1,379,986               --
     Accrued salaries and wages ............................            328,127            262,346
     Sales tax payable .....................................            173,305            136,327
     Gift certificates payable .............................            179,398            535,997
     Income tax payable ....................................            199,508            295,690
     Accrued expenses and other liabilities ................             46,332             97,569
                                                                   ------------       ------------
        Total current liabilities ..........................          3,806,505          2,455,602

Deferred rent ..............................................          1,176,818          1,248,224
                                                                   ------------       ------------
        Total liabilities ..................................          4,983,323          3,703,826

Shareholders' equity:
     Common stock, $0.01 par value:
        Authorized shares -- 10,000,000
        Issued shares -- 3,612,583 at September 10, 1997 and
            3,566,833 at January 1, 1997 ...................             36,126             35,668
     Additional paid-in capital ............................          8,847,768          8,793,814
     Retained earnings .....................................          1,882,728          1,164,134
                                                                   ------------       ------------
        Total shareholders' equity .........................         10,766,622          9,993,616
                                                                   ------------       ------------
Total liabilities and shareholders' equity .................       $ 15,749,945       $ 13,697,442
                                                                   ============       ============


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                         TIMBER LODGE STEAKHOUSE, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                       TWELVE WEEKS ENDED                    THIRTY-SIX WEEKS ENDED
                                                SEPTEMBER 10,       SEPTEMBER 11,       SEPTEMBER 10,       SEPTEMBER 11,
                                                     1997                1996               1997                1996
                                                ------------        ------------        ------------        ------------
Net sales ...............................       $  6,335,297        $  4,798,921        $ 17,471,290        $ 13,815,768


Costs and expenses:
     Food and beverage costs ............          2,357,749           1,794,490           6,528,248           5,210,380
     Labor and benefits costs ...........          1,806,711           1,390,174           4,999,679           3,967,807
     Restaurant operating expenses ......            620,815             422,177           1,737,541           1,203,308
     Occupancy costs ....................            687,065             549,066           1,847,700           1,488,773
                                                ------------        ------------        ------------        ------------

        Restaurant costs and expenses ...          5,472,340           4,155,907          15,113,168          11,870,268
                                                ------------        ------------        ------------        ------------

Restaurant operating income .............            862,957             643,014           2,358,122           1,945,500

General and administrative ..............            322,980             335,013           1,038,270             965,858
Amortization of pre-opening costs .......             97,066              72,017             231,965             189,277
                                                ------------        ------------        ------------        ------------

     Operating income ...................            442,911             235,984           1,087,887             790,365

Interest expense ........................             65,358               8,774             113,608              13,313
Interest and other (income) expense .....            (15,544)            (14,385)            (52,315)            (59,573)
                                                ------------        ------------        ------------        ------------

Income before income taxes ..............            393,097             241,595           1,026,594             836,625

     Income taxes .......................            118,000              43,350             308,000             167,300
                                                ------------        ------------        ------------        ------------

Net income ..............................       $    275,097        $    198,245        $    718,594        $    669,325
                                                ============        ============        ============        ============

Net income per share ....................       $       0.08        $       0.06        $       0.20        $       0.19
                                                ============        ============        ============        ============

Weighted average number of common and
   common equivalent shares outstanding..          3,665,907           3,572,500           3,662,717           3,573,310
                                                ============        ============        ============        ============

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                         TIMBER LODGE STEAKHOUSE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                 THIRTY-SIX WEEKS ENDED
                                                            SEPTEMBER 10,       SEPTEMBER 11,
                                                                1997                1996
                                                            ------------        ------------
OPERATING ACTIVITIES
Net income ..........................................       $    718,594        $    669,325
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation ................................            760,697             611,725
        Amortization ................................            231,965             189,277
        Deferred rent ...............................            (71,406)            367,206
        Changes in operating assets and liabilities:
            Receivables .............................            (47,463)            (23,295)
            Inventories .............................            (58,807)            (32,187)
            Pre-opening costs .......................           (434,175)           (310,082)
            Prepaid expenses and other current assets           (287,699)            (53,476)
            Accounts payable ........................            372,176              (3,642)
            Accrued salaries and wages ..............             65,781              70,251
            Sales tax payable .......................             36,978              53,455
            Gift certificates payable ...............           (356,599)           (225,360)
            Income taxes payable ....................            (96,182)            179,347
            Other accrued expenses ..................            (51,237)             23,313
                                                            ------------        ------------

Net cash provided by (used in) operating activities .            782,623           1,515,857

INVESTING ACTIVITIES
Purchases of property and equipment .................         (2,658,771)         (3,436,567)
Other assets ........................................            (58,578)             19,454
                                                            ------------        ------------

Net cash used in investing activities ...............         (2,717,349)         (3,417,113)

FINANCING ACTIVITIES
Proceeds from short-term borrowings .................          1,379,986             370,000
Exercise of stock options ...........................             61,725                --
Principal collected on long term note ...............             50,000              10,000
Common stock repurchased ............................             (7,313)            (10,100)
                                                            ------------        ------------

Net cash provided by financing activities ...........          1,484,398             369,900

Net decrease in cash and cash equivalents ...........           (450,328)         (1,531,356)
Cash and cash equivalents at beginning of year ......          1,178,373           2,020,096
                                                            ------------        ------------

Cash and cash equivalents at end of period ..........       $    728,045        $    488,740
                                                            ============        ============

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                         TIMBER LODGE STEAKHOUSE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 10, 1997
                                  (unaudited)

1.     BASIS OF PRESENTATION

       In the opinion of management, the accompanying condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation. The results of operations for the thirty-six week period ended September 10, 1997 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

         The following table sets forth the percentage relationship to net sales of certain items included in the Company's statements of operations.

                                                TWELVE WEEKS ENDED        THIRTY-SIX WEEKS ENDED
                                              -----------------------     -----------------------
                                              SEPT. 10,     SEPT. 11,     SEPT. 10,     SEPT. 11,
                                                1997          1996          1997          1996
                                              ---------     ---------     ---------     ---------
Net sales ...............................       100.0 %       100.0 %       100.0 %       100.0 %


Costs and expenses:
     Food and beverage costs ............        37.2          37.4          37.4          37.7
     Labor and benefits costs ...........        28.5          29.0          28.6          28.7
     Restaurant operating expenses ......         9.8           8.8           9.9           8.7
     Occupancy costs ....................        10.9          11.4          10.6          10.8
                                              -------       -------       -------       -------
          Restaurant costs and expenses .        86.4          86.6          86.5          85.9
                                              -------       -------       -------       -------

Restaurant operating income .............        13.6          13.4          13.5          14.1

General and administrative ..............         5.1           7.0           5.9           7.0
Amortization of pre-opening costs .......         1.5           1.5           1.3           1.4
                                              -------       -------       -------       -------
    Operating income ....................         7.0           4.9           6.2           5.7

Interest expense ........................         1.0           0.2           0.7           0.1
Interest and other (income)/expense .....        (0.2)         (0.3)         (0.3)         (0.4)
                                              -------       -------       -------       -------
Income before income taxes ..............         6.2           5.0           5.9           6.0

     Income taxes .......................         1.9            .9           1.8           1.2
                                              -------       -------       -------       -------

Net income ..............................         4.3 %         4.1 %         4.1 %         4.8 %
                                              =======       =======       =======       =======

Number of restaurants
open at end of period ...................          15            12


TWELVE WEEKS ENDED SEPTEMBER 10, 1997, COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 11, 1996.

         NET SALES. Total sales for the twelve weeks ended September 10, 1997 increased 32.0% to $6,335,297 compared to $4,798,921 for the same period last year. The increase is attributable to the four new restaurants opened since the beginning of the third quarter of fiscal 1996. Same store sales, for stores open at least 18 months, were up 8.7%. This increase is due primarily to television advertising that ran for a four-week period in July and August of 1997 in the Minneapolis / St. Paul market. Seven of the ten restaurants in the same store sales comparison are in the Twin Cities of Minneapolis / St. Paul.

         COSTS AND EXPENSES. Cost of restaurant sales, consisting of food and beverage costs, were down .2% to a level of 37.2% compared to last year at 37.4% as a percent of net sales. The Company received some rebates and price adjustments from food suppliers in the third quarter of 1997 that in the prior year were received in the fourth quarter.

         Labor and related benefit costs decreased .5% to 28.5% compared to 29.0% for the same period last year. Hourly labor productivity gains were achieved during the quarter in the more established restaurants. These restaurants also benefited from the revenue increases in the same store sales increase of 8.7% for the period.

         Restaurant operating expenses and occupancy costs include all other unit-level costs, the major components of which are rents, real estate taxes, utilities, store supplies, repairs and maintenance and other related occupancy costs. Restaurant operating expenses and occupancy costs combined increased .5% to 20.7% of net sales compared to 20.2% for the same period last year. The increase is attributable primarily to a change in charging the service fees for credit card transactions to the individual restaurants as part of restaurant operating expenses in fiscal 1997. In the prior year these expenses were part of general and administrative expenses, and in both periods, represent approximately 1.0% of net sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 1.9% to 5.1% of net sales compared to 7.0% for the same period last year. This decrease is attributable to the change in classification of credit card fees mentioned in the previous paragraph, increased revenues and the absence of costs for the chief financial officer position which was vacant for much of the third quarter of 1997.

         AMORTIZATION OF PRE-OPENING COSTS. Amortization of pre-opening costs were constant at 1.5% of net sales for both periods. The Company amortizes pre-opening costs for new restaurants over a twelve month period commencing with the first full period after the restaurant's opening.

         INTEREST AND OTHER INCOME. Interest was paid on short term borrowings via a line of credit and construction loan the Company has with a local bank. The increase in short term borrowings was used to meet the Company's working capital needs and funding construction of the Company's new St. Cloud, Minnesota restaurant, as well as construction in progress on new restaurants in Crystal, Minnesota and Arlington Heights, Illinois.

         Interest income was earned on marketable securities and a promissory note related to the Q. Cumbers sale. Interest income for both periods was approximately at the same dollar amounts.

         PROVISION FOR INCOME TAXES. The Company's effective tax rate is estimated at 30% compared to 20% for the same period last year. The increase in the effective tax rate is a result of the Company receiving refunds of taxes previously provided for in 1996, that resulted from net loss carryforwards from 1995 operations. The company's tax rate is impacted by tax credits for FICA tax paid on tips received by restaurant employees.

         NET INCOME. The Company's net income was $275,097 or $.08 per share compared to $198,245 or $.06 per share for the same period last year.


THIRTY-SIX WEEKS ENDED SEPTEMBER 10, 1997, COMPARED TO THIRTY-SIX WEEKS ENDED SEPTEMBER 11, 1996.

         NET SALES. Total sales for the thirty-six weeks ended September 10, 1997 increased 26.5% to $17,471,290 compared to $13,815,768 for the same period last year. The increase is attributable to opening six new restaurants since the beginning of 1996. Same store sales for stores open at least 18 months were up 5.4% year-to-date 1997.

         COSTS AND EXPENSES. Cost of restaurant sales consisting of food and beverage decreased .3% to 37.4% compared to 37.7% for the same period last year. The Company experienced lower produce costs in 1997 vs. last year that offset an increase in beef prices in 1997.

         Labor and related benefit costs were 28.6% as a percentage of sales compared to 28.7% for the same period last year. Labor productivity improvements were achieved year-to-date commensurate with the same store sales increase but were somewhat offset by an increase in payroll related taxes and benefit costs.

         Restaurant operating expenses and occupancy costs combined were 20.5% year-to-date compared to 19.5% for the same period last year. The increase is attributable principally to the change in classification of credit card fees previously discussed.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 1.1% to 5.9% of net sales compared to 7.0% for the same period last year. The decrease is due to the higher level of revenues in 1997, the reclassification of credit card fees to the store level in 1997, and the vacancy during much of the third quarter of fiscal 1997 at the chief financial officer position. The Company has increased its spending in 1997 for both television and radio advertising when compared to spending levels in fiscal 1996.

         AMORTIZATION OF PRE-OPENING COSTS. Amortization of pre-opening costs decreased to 1.3% of sales compared to 1.4% for the same period last year. This modest change is driven by revenue growth in 1997.

         INTEREST EXPENSE AND OTHER INCOME. Interest was paid on short term borrowings via a line of credit and construction loan the Company has with a local bank. Short term borrowings were used to meet working capital needs while interest was paid on equipment financing agreements and a construction loan to build new restaurants.

         Interest income was earned on marketable securities and a promissory note related to the Q. Cumbers sale.

         PROVISION FOR INCOME TAXES. The Company's effective tax rate is estimated at 30% compared to a 20% rate for same period last year.

         NET INCOME. The Company's net income year-to-date was $718,594 or $.20 per share compared to $669,325 or $.19 for the same period last year.

FOURTH QUARTER 1997 ESTIMATES

           Effective September 1, 1997 the federal minimum wage was raised to $5.15 an hour. This is an increase of 8.4% over the federal minimum wage of $4.75 an hour that became effective October 1, 1996. Minnesota is one of the few states that does not permit "tip credit" (the practice of employers paying tipped employees below the minimum wage, with tips from customers making up the balance of the minimum wage obligation). Because nine of the Company's fifteen restaurants are located in Minnesota, the Company has made selective price increases to its Minnesota menu effective September 12, 1997 to offset the impact of this wage cost increase. The Company estimates the effect of these selective price increase to be in the range of 1.5% to 2.0% for its Minnesota operations, and these price increases should maintain the levels of restaurant operating income.

            The Company is planning to open two more restaurants late in the fourth quarter of 1997, one in Crystal, Minnesota (a Minneapolis suburb) and one in Arlington Heights, Illinois (a Chicago suburb).


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has leased its restaurant sites under non-cancelable leases for periods of six to twenty years, with renewal options of between three and ten years. The Company plans to continue leasing sites for expansion in the foreseeable future.

         On September 23, 1997, Timber Lodge Steakhouse, Inc. entered into a sale and leaseback financing agreement with AEI Fund Management, Inc. of St. Paul, Minnesota. The agreement covers up to four restaurants / parcels within the next eighteen (18) months. Among other provisions, the agreement obligates Timber Lodge to a twenty (20) year rental / lease term, with two (2) five-year options to renew. Beginning in the third (3rd) lease year and every lease year thereafter for each of the four (4) restaurants / parcels, including any renewal terms, such annual rent will increase by an amount equal to 1.925% of the prior period's scheduled annual rent. The first of the four restaurants to participate in this financing arrangement is scheduled for the St. Cloud, Minnesota restaurant which opened in May of 1997. A closing date for AEI's purchase of the restaurant / parcel is planned for late November 1997.

         For the thirty-six week period ended September 10, 1997, the Company generated $783,000 of cash from its operating activities and obtained $1,484,000 in cash from financing activities, with borrowings from its bank of $1,380,000 representing the primary source of financing funds. The Company spent $2,717,000 on new restaurant construction during this period and the total cash balance decreased $450,000.

         On September 10, 1997, the Company had a cash balance of $728,000 and a negative working capital balance of $1,543,000. The Company is working with its bank to increase the line of credit facility.

         The Company believes that cash generated from operations and the cash that will be provided from the sale / leaseback transactions with AEI will provide the necessary cash to repay the bank construction loan and fund operations for at least the next twelve months.

MANAGEMENT CHANGES

         William J. Birmingham joined Timber Lodge Steakhouse, Inc. on September 2, 1997 as Chief Financial Officer. Mr. Birmingham filled the vacancy that was created when the former CFO, Robert G. Cornell, left the Company earlier in the summer of 1997. From July 1996 to May 1997 Mr. Birmingham served as Chief Financial Officer for XOX Corporation, a St. Paul, Minnesota - based software company that provides proprietary software for geometric computing. From January 1995 to March 1996, he served as Chief Financial Officer for B-Tree Verification Systems, Inc., a Minneapolis - based company that provides test stations that validate the software in devices containing embedded microprocessors. From December 1992 through December 1994, he was Chief Financial Officer of Waters Instruments, Inc., Rochester, Minnesota, a company that manufactures electro-mechanical devices for the medical, computer, communications and agriculture markets. Prior to this time, Mr. Birmingham was Chief Financial Officer of a startup medical device company in Minneapolis (f/k/a Cherne Medical) and had an extended career with 3M Company, St. Paul, Minnesota involving financial and marketing management positions. Mr. Birmingham received both a Masters and Bachelors degree from the University of Wisconsin, Madison and is a Certified Public Accountant.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

                  Exhibit No.                      Exhibit
                  -----------                      -------

                     10.3 Financing agreement between AEI Fund Management, Inc. and the Company dated September 23, 1997.
                     27.1       Financial Data Schedule filed herewith
                                electronically.


         (b) No reports on Form 8-K have been filed during the quarter for which this report was filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TIMBER LODGE STEAKHOUSE, INC.


Date:  October 20, 1997                  By: /s/ Dermot F. Rowland
                                             -----------------------------------
                                             Dermot F. Rowland
                                             Its: Chief Executive Officer



Date:  October 20, 1997                  By: /s/ William J. Birmingham
                                             -----------------------------------
                                             William J. Birmingham
                                             Its: Chief Financial Officer