Form 10KSB
period 1997-12-31
TIMBER LODGE STEAKHOUSE INC
filed 1998-02-27
CIK 912287

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1997
                         Commission file number: 0-22786


                          TIMBER LODGE STEAKHOUSE, INC.
           (Name of small business issuer as specified in its charter)



               Minnesota                               41-1810126
     State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)

            4021 Vernon Avenue South, St. Louis Park, Minnesota 55416
                                 (612) 929-9353
          (Address and telephone number of principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The Issuer's revenues for its most recent fiscal year were $26,535,788.

On February 25, 1998, the Issuer had 3,634,417 shares of common stock, $.01 par value, issued and outstanding, and the aggregate market value of the common stock as of that date (based on the average of the closing bid and asked prices as of that date as reported by the Nasdaq SmallCap Market ), excluding outstanding shares beneficially owned by directors and officers, was approximately $17,886,540.

DOCUMENTS INCORPORATED BY REFERENCE:  None



Transitional Small Business Disclosure Format (check one):   Yes ____ ; No _X_

                                     PART I

    This Form 10-KSB contains certain forward-looking statements. For this purpose, any statement contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," or "continue" or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and the actual results may differ materially depending on a variety of factors.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

   Timber Lodge Steakhouse, Inc. (the "Company") currently manages and operates seventeen (17) Timber Lodge Steakhouse(TM) restaurants. Since the Company's initial public offering of its Common Stock in December 1993, the Company has expanded and continues to expand its steakhouse restaurant concept.

    On December 12, 1997 G B Foods Corporation (Nasdaq: "GBFC") of Anaheim, California announced the execution of a letter of intent to acquire all the outstanding capital stock of Timber Lodge Steakhouse, Inc. (Nasdaq: "TBRL").

    On January 16, 1998, G B Foods Corporation and Timber Lodge Steakhouse, Inc. executed a Definitive Merger Agreement whereby G B Foods Corporation will acquire all of the outstanding common stock of Timber Lodge Steakhouse, Inc. The parties expect to close the transaction in April 1998. Under the terms of the agreement, each share of Timber Lodge will be converted into the right to receive .80 of a share of G B Foods Corporation common stock together with cash in lieu of any fractional shares (the "Exchange Ratio"). In addition, the agreement has established a collar for the Exchange Ratio of "GBFC" common stock of $14.00 on the high end and $7.50 on the low end. If the average closing common stock price for "GBFC" during the ten day trading period ending on the second business day prior to the closing, ("Average Closing Stock Price"), exceeds the limits of the collar, then the Exchange Ratio will be adjusted. If the Average Closing Stock Price is more than $14.00, the Exchange Ratio shall be reduced to a number (rounded to the nearest 1/10000) equal to the product of the Exchange Ratio multiplied by a fraction, the numerator of which is $14.00 and the denominator of which is the Average Closing Stock Price. If the Average Closing Stock price is less than $7.50, G B Foods Corporation may elect to increase the Exchange Ratio to the number (rounded to the nearest 1/10000) determined by dividing $7.61 by the Average Closing Stock Price.

     The Merger is subject to certain customary conditions, including (i) Fairness Opinions; (ii) approvals from the shareholders of the Company and GBFC; and (iii) the parties obtaining all regulatory approvals, including the Securities and Exchange Commission declaring effective a Registration Statement covering the shares of GBFC's common stock to be issued in the Merger. The Merger is also subject to the purchase by the Company from CKE Restaurants, Inc. ("CKE") (NYSE:CKR) or its affiliate of between twelve (12) and (20) JB's Restaurants for conversion to Timber Lodge Steakhouse restaurants. In this regard, CKE has agreed under the Merger Agreement to negotiate in good faith with the Company to consummate such purchase and sale. In addition, Fidelity National Financial, Inc. (NYSE:FNF) has agreed under the Merger Agreement that, subject to the approval of the Merger by the Company's shareholders, it will exercise currently outstanding warrants to purchase shares of GBFC's common stock for a cash purchase price aggregating not less than $5,000,000. G B Foods Corporation plans to utilize such proceeds, in part, for the conversion of the JB's Restaurants acquired by the Company into Timber Lodge Steakhouse restaurants.

    The Company's full-service steakhouse restaurants offer dinners of generous portions at moderate prices. Menu selections include steaks, which are selected, aged and trimmed to the Company's customized specifications, prime rib, barbecued ribs, fresh seafood, chicken, pork chops, pasta and specialty regional dishes and appetizers. The Company's restaurants appeal to a broad range of patrons by emphasizing casual dining, high quality food, limited menu selections to ensure consistency in preparation and a well-trained staff for attentive and quality service. This appeal is enhanced by the restaurants' "north woods" atmosphere which features log-framed interiors, fireplaces, hardwood floors, wood tables, chairs and booths, and memorabilia reflecting the history of northern tier states.

    Based upon the Company's current operations and experience, it believes that its steakhouse restaurants can be expanded to markets across the northern and western United States. Although competition in the restaurant industry is intense, the Company believes its "north woods" steakhouse concept competes favorably. Its growth strategy is to continue to develop a sufficient number of Company-managed steakhouse restaurants in regional areas in order to provide economies of scale in advertising, procurement and management, along with greater exposure in each region. The Company believes it has accomplished this in the Minnesota, South Dakota and Wisconsin region (thirteen restaurants).

    The Company operates one steakhouse in upstate New York (Niagara Falls) that the Company continues to believe has long-term potential. During fiscal year 1997 revenues increased 26% over fiscal year 1996 at the Niagara Falls restaurant. Although the revenue increase helped the operating picture, unit-level profitability and positive cash flow still has not been achieved at the Niagara Falls site. The Company will continue to monitor its strategy and marketing programs for this restaurant location, and will make the appropriate business decision on long-term potential after the 1998 peak tourist season in that market.

THE COMPANY'S STEAKHOUSE CONCEPT

    GENERAL. The Company believes that many restaurants expanded their menus in an attempt to reach a broader market, but lost their distinctiveness and blurred their market niche as a result. The Company's steakhouse restaurants offer a limited number of menu selections allowing it to ensure consistent high-quality dishes and, more importantly, to retain its focus as a steakhouse. Traditional American meals at moderate prices and in generous portions are viewed by the Company as attractive to a large segment of the population. In addition to offering quality food for the money, the Company's "north woods," log cabin design promotes a casual and comfortable atmosphere. The Company trains its employees to provide excellent service, enhancing the distinctive dining experience.

    All of the Company's restaurants' hours are limited to the service of dinner. Such limited hours tend to reduce expenses associated with restaurant management and employees, while still serving what is usually a restaurant's most profitable meal. The Company expects most of its future restaurants will similarly be limited to dinner.

    The Company selects and hires experienced general managers for its restaurants, who are motivated to provide excellent service and efficient management through a bonus compensation plan based on restaurant unit-level profitability and improvement in sales performance. Purchasing decisions are made by the Company's home office management to ensure uniformity of food quality among all of the steakhouse restaurants at competitive prices. Each restaurant also provides daily reports to the home office so that changes regarding operation of any or all the restaurants can be made immediately.

    NORTH WOODS ATMOSPHERE. Each restaurant incorporates a "north woods" theme with its log-framed interior, fireplaces, hardwood floors and wood tables, chairs and booths, all of which help to create a cozy feeling of dining in a warm, comfortable north woods log cabin. Hunting, fishing, trapping, logging and other memorabilia reflecting the history particular to northern tier states adorn the walls, together with murals depicting regional folklore such as Paul Bunyan. Oversized silverware, plates, and food portions are consistent with a hunting lodge atmosphere. The casual atmosphere makes the restaurants appropriate for a number of occasions.

    MENU. The menu is designed to appeal to a broad range of tastes, although it contains a limited number of selections. The Company's menu provides entertaining descriptions of the selections. Steaks, the restaurants' featured entrees, are selected, aged and trimmed to the Company's customized specifications. The menu also offers prime rib, barbecued ribs, fresh seafood, chicken, pork chops and pasta. As part of the Company's commitment to quality, it emphasizes fresh ingredients and uses beef that has never been frozen. The Company offers daily specials, and regularly tests new menu selections which, if well received, are added to the menu or replace less popular entrees. Accompaniments such as Golden Wheat bread and specialty appetizers such as the "Paul Bunyan Onion," as well as desserts and full liquor service, are also offered. Menu items range from $7.95 to $18.95 in price with the average dining check per customer totaling approximately $17 to $18 (including beverages served with dinner, but excluding drinks served while customers are awaiting seating). A children's menu with lower-priced selections is also available.

    ADVERTISING. The Company advertises through television, radio, newspapers and billboards. In the Minneapolis/St. Paul market, the Company has recently increased the use of television advertising. The Company currently has eight (8) restaurants in the Twin Cities of Minneapolis / St. Paul, and the St. Cloud restaurant is approximately 70 miles north west of Minneapolis and Twin City television stations are carried into the St. Cloud market providing a total of nine (9) restaurants that can be reached with Twin City television campaigns. The Company currently has no billboard advertising in the Minneapolis / St. Paul market, but may choose such advertising media in the future. The Company expects to develop additional restaurants in the suburban Chicago and northern Illinois market to make television advertising in that market place a viable option in the near future. Billboard advertising is currently used in Duluth and St. Cloud, Minnesota and Sioux Falls, South Dakota. During fiscal year 1997 the Company spent approximately $893,000 in total for all forms of advertising, or 3.4% of net sales. The comparable number for fiscal year 1996 was approximately $538,000, or 2.6% of net sales.

    TARGET MARKET. The Company's target market is adults 25-65 with a primary focus on the "early middle aged group" and moderate to moderately-high incomes. The Company believes that its steakhouse restaurants, menu, pricing and atmosphere appeal to this group and distinguishes them from other moderately priced restaurants, as well as from other steakhouses. Because the restaurants' patrons are likely to have children or grandchildren, the Company caters to families as well with its children's menus, reasonable prices and casual atmosphere. While each of the restaurants contains a bar, the Company believes that its restaurants are generally selected for dining.

    RESTAURANT SITE DEVELOPMENT. The success of the Company's steakhouse restaurants is highly dependent on suitable locations. The Company's management focuses substantial effort and time on the investigation and evaluation of potential restaurant sites. Site selection involves the analysis of area demographics, population density and household income levels, as well as site characteristics including visibility, accessibility and traffic volume. The Company also considers the competition from existing restaurants, both steakhouses and others, in the market of each proposed site.

    The Company's current and planned steakhouse restaurants range between 6,300 and 9,000 square feet, and seat an average of 230 persons, including approximately 20 seats in the bar area. All of the Company's current restaurant sites are leased. The Company's existing steakhouse restaurants are generally located in suburban locations in strip centers or in free-standing buildings. One steakhouse restaurant, located in Duluth, Minnesota, is located in a renovated warehouse. The Company plans to develop additional steakhouses in similar settings, with an emphasis on free-standing buildings and will consider, when appropriate, end locations in strip centers.

      Based on past experience, the Company has generally been able to complete preparations to open a restaurant in 17 to 21 weeks, as to existing buildings, and 26 to 30 weeks when located in a building built to the Company's specifications. These times can vary significantly depending on the time required to obtain necessary permits and licenses, including liquor licenses, from governmental authorities. The cost of developing four steakhouse restaurants during fiscal 1997 (three of which were free-standing locations and one was an end-cap in a new retail strip center) was approximately $1,565,000 per restaurant, including pre-opening expenses of approximately $134,000 per restaurant. Such cost includes spending related to construction, furnishings, equipment, permits and licenses, among others. As the Company has opened additional steakhouse restaurants and gained more experience, the Company has concluded that the cost of developing such restaurants can vary considerably based upon various factors including: free-standing vs. located in strip centers, new construction vs. conversion; and time of year during construction activity.

EXPANSION STRATEGY

    The Company anticipates it will open five or six steakhouse restaurants by the end of fiscal 1998. The Company opened a Timber Lodge Steakhouse on January 15, 1998 in Arlington Heights, Illinois (suburban Chicago) and currently is constructing a new Timber Lodge Steakhouse in Rochester, Minnesota. The Rochester site is expected to open mid-year of fiscal 1998. The majority of the anticipated expansion during fiscal 1998 and fiscal 1999 will involve the purchase and conversion of approximately sixteen JB's restaurants into the Timber Lodge Steakhouse concept. This strategy is part of the pending merger with G B Foods Corporation mentioned elsewhere in this Form 10-KSB.

RESTAURANT OPERATIONS

    MANAGEMENT AND EMPLOYEES. The management staff of each restaurant consists of a general manager, assistant manager, kitchen manager and assistant kitchen manager. Each general manager is generally assigned one restaurant for a minimum of four years, which the Company believes promotes stability and accountability. The general managers are paid a base salary and a performance bonus based on unit-profitability and improved sales performance of the restaurant which they manage. The Company has traditionally hired general managers who have restaurant management experience, and plans to do so for future restaurants.

    Each restaurant employs approximately 55 hourly employees, most of whom are employed part-time. The Company limits the number of tables served by its wait staff in order to maintain high customer service and satisfaction.

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

    Meat is currently supplied primarily by one vendor (Westlunds's), which delivers fresh supplies several times per week to the restaurants. The Company has provided its meat supplier with customized specifications as to cut, selection, trimming and aging in order to maintain the high quality and consistency of its meat entrees. The Company believes alternative meat suppliers are available which would be able to provide comparable cuts of meat at competitive prices if the need arises. Timber Lodge Steakhouse, with the support of its meat supplier, was awarded the 1996 Beef Backer Award from the Minnesota Beef Council. The Beef Backer Award, established by the National Cattleman's Beef Association, honors food service operations on a regional and national level that enthusiastically promote beef.

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

    In certain states, including Minnesota, the Company may be subject to "dram-shop" statutes, which generally provide that a person injured by an intoxicated person has the right to recover damages from the establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance and never has been named in a lawsuit involving a "dram-shop" statute.

    The Company's restaurant operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of the Company's employees are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage could increase the Company's labor costs. Minnesota is one of the few states that does not permit "tip credit" (the practice of employers paying tipped employees below the minimum wage, with tips from customers making up the balance of the minimum wage obligation). Currently ten of the Company's seventeen restaurants are located in Minnesota, and further increases in the minimum wage could significantly increase labor costs for the Company.

    The American with Disabilities Act (the "ADA") prohibits discrimination in employment and public accommodations, such as restaurants, on the basis of disability. Under the ADA, the Company is required to provide service to, or make reasonable accommodations, for the employment and service of, disabled persons. The Company believes its restaurants are in substantial compliance with the ADA.

COMPETITION

    The restaurant industry is intensely competitive with respect to price, service, location and food quality. There are several well-established competitors with substantially greater financial and other resources than the Company. In the Company's view, its principal competitors are not only other steakhouses but also any other restaurants which offer a casual atmosphere and moderately-priced meals.

    Expansion of the steakhouse concept has increased in recent years. In addition to traditional steakhouse restaurants, the Company expects to face competition from new entries into the steakhouse market, such as national steakhouse chains which have greater name recognition, are more well-established and have significantly greater resources than the Company. Other competitors include a large number of national and regional restaurant chains, many of which have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are or may be located. During the past year, Outback Steakhouse entered the Minneapolis/St. Paul market and currently has three restaurants in operation in that market.

    The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly-paid employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

TRADEMARKS

    The Company holds federal registrations from the United States Patent and Trademark Office for "Timber Lodge Steakhouse(TM)" and "The Lodge in the Heart of the City."

EMPLOYEES

     The Company currently employs approximately 940 employees, 298 of whom are full-time and the balance of 642 are part-time persons. Of the full-time employees, 68 are restaurant management personnel and 13 work in the home/corporate office. None of the Company's employees are covered by a collective bargaining agreement. The Company believes it maintains good relations with its employees.

ITEM 2. DESCRIPTION OF PROPERTIES

PROPERTIES/RESTAURANT LOCATIONS

     The Company's seventeen Timber Lodge Steakhouse restaurants are located in the Minneapolis/St. Paul metropolitan area (Burnsville, Roseville, Eden Prairie, West St. Paul, St. Louis Park, Spring Lake Park, Woodbury, and Crystal) of Minnesota, with outstate Minnesota locations in Duluth and St. Cloud, Sioux Falls, South Dakota, Niagara Falls, New York, Green Bay and Madison, Wisconsin and the suburban Chicago area (Naperville, Vernon Hills and Arlington Heights). All of these locations are occupied under leases which will expire between the years 2001 and 2017, with renewal options of between three and ten years. The leases for the Company's current restaurants provide for an average rent, as measured over the term of each lease, of between $9 and $28 per square foot, plus charges for real estate taxes and common area maintenance based on the number of square feet leased. These long-term leases are non-cancelable. Accordingly, if an existing or future restaurant is not profitable and the decision is made to close the restaurant, the Company could be required to perform its obligations under the lease. Such an event would likely have a significant adverse impact on the Company's operations.

     The Company's corporate offices in St. Louis Park, Minnesota are leased from a related party.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business. Restaurant operators, such as the Company, are from time to time involved in suits incidental to their business, which are generally covered by insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters which were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997. The Company is currently in the process of preparing for a vote by security holders for the pending merger with G B Foods Corporation of Anaheim, California.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company trades on the Nasdaq SmallCap Market under the symbol "TBRL." The following table sets forth, for the calendar quarters indicated, the high and low closing bid prices for the Company's Common Stock as quoted by Nasdaq. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not reflect actual transactions.

                                             HIGH                LOW
FISCAL YEAR ENDED JANUARY 1, 1997
     First quarter                        $ 4 1/4              $ 3
     Second quarter                       $ 4 3/8              $ 3 3/8
     Third quarter                        $ 4 5/8              $ 3 1/2
     Fourth quarter                       $ 4 1/2              $ 3 3/8

FISCAL YEAR ENDED DECEMBER 31, 1997
     First quarter                        $ 5 1/8              $ 3 3/16
     Second quarter                       $ 4 1/4              $ 3 1/2
     Third quarter                        $ 5 1/4              $ 3 3/8
     Fourth quarter                       $ 7 5/8              $ 4 1/4

     As of February 19, 1998, the Company had 99 shareholders of record of its Common Stock. The Company estimates its actual number of shareholders to be in excess of 1,300.

     In connection with the Company's 401 (k) program, participants have the option to purchase Timber Lodge common stock as an investment option. As of December 31, 1997, 7,102 shares of Timber Lodge common stock were allocated to the accounts of 47 participants.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     As of December 31, 1997, the ending date of fiscal 1997, the Company operated sixteen steakhouse restaurants. On January 15, 1998, the Company opened its seventeenth restaurant in Arlington Heights, Illinois. The locations of the other sixteen restaurants include eight in the Minneapolis-St. Paul metropolitan area, and one each in Niagara Falls, New York, Duluth and St. Cloud, Minnesota, Sioux Falls, South Dakota, Green Bay and Madison, Wisconsin, and Naperville and Vernon Hills, Illinois. The Company uses a 52/53 week fiscal year ending on the Wednesday nearest the end of the calendar year. Both fiscal 1997 and fiscal 1996 consisted of 52 weeks of business.

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

                                                      For Fiscal Years Ended
                                                      ----------------------

                                             December 31, 1997   January 1, 1997
                                             -----------------   ---------------

Net sales ...................................          100.0%           100.0%

Restaurant costs and expenses:
 Food and beverage costs .....................          37.5             37.6
 Labor and related benefit costs .............          28.6             28.5
 Restaurant operating expenses ...............          10.0              8.7
 Occupancy costs .............................          11.1             10.9
                                                       -----            -----
  Restaurant costs and expenses ...............         87.2             85.7
                                                       -----            -----
Restaurant operating income .................           12.8             14.3


Operating expenses:
 General and administrative ..................           6.1              7.0
 Amortization of pre-opening costs ...........           1.3              1.5
                                                       -----            -----
Operating income ............................            5.3              5.8
Interest (expense) ..........................           (0.3)            (0.2)
Interest and other income ...................             .3               .5
                                                       -----            -----
Income before income taxes ..................            5.3              6.1
Income taxes ................................            1.6              1.3
                                                       -----            -----

Net income ..................................            3.7%             4.8%
                                                       =====            =====


FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     NET SALES. The Company achieved an increase in net sales of 28.6% to $26,535,788 for fiscal 1997 compared with $20,636,760 for fiscal 1996. The sales increase is the result, in part, of opening four new restaurants during fiscal 1997 and the full year impact of the three restaurants that opened during fiscal 1996. The balance of the sales increase is attributed to a 4.4% sales increase in same store sales for the eleven restaurants that have been open for eighteen months or more. The Company made selective price increases to its Minnesota menu during September 1997 to offset the impact of the September 1, 1997, increase in the federal minimum wage to $5.15 an hour. The wage increase represents an 8.4% increase over the previous minimum wage of $4.75 an hour that became effective October 1, 1996. Minnesota is one of the few states that does not permit "tip credit" (the practice of employers paying tipped employees below the minimum wage, with tips from customers making up the balance of the minimum wage obligation). The Company estimates the effect of these selective price increases to be in the range of 1.5% to 2.0% for its Minnesota operations.

     COSTS AND EXPENSES. Cost of restaurant sales, consisting of food and beverage costs, decreased to 37.5% of net sales for fiscal 1997 compared to 37.6% for the same period last year. Increased business volume and the related increase in purchase quantities of selected food items permitted the Company to enjoy an improved volume pricing schedule and rebates from some of its food suppliers during fiscal 1997.

     Labor and related employee benefit costs increased slightly to 28.6% of net sales during fiscal 1997 compared to 28.5% for fiscal 1996. No single cost category exhibited a significant relative change in labor and benefit costs during fiscal 1997.

     Restaurant operating expenses include utilities, supplies, maintenance and repairs, liquor licenses and the service fees and charges for credit card transactions. In fiscal 1997 restaurant operating expenses increased to 10.0% compared to 8.7% for fiscal 1996. The increase is attributable primarily to a change in charging the service fees for credit card transactions to the individual restaurants as part of restaurant operating expenses in fiscal 1997. In the prior year these expenses were part of general and administrative expenses, and in both periods, represent approximately 1.0% of net sales. The Company also experienced a modest increase in maintenance expenses during fiscal 1997.

     Occupancy costs include rents, real estate taxes, common area maintenance, building and contents insurance and depreciation on equipment and leasehold improvements. Occupancy costs increased to 11.1% during fiscal 1997 compared to 10.9% for fiscal 1996. The increase is due to increased equipment rent expense for the equipment operating leases used to help finance the five newest restaurants

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to 6.1% of net sales in 1997 compared to 7.0% for fiscal 1996. The decrease is due principally to the expense classification change for the service fees for credit card transactions previously described. Advertising is a significant component of general and administrative expenses, and during fiscal 1997 the advertising expense was approximately $893,000 in total, or 3.4% of net sales. The comparable advertising expense for fiscal 1996 was $538,000, or 2.6% of net sales.

     AMORTIZATION OF PRE-OPENING COSTS. Amortization of pre-opening costs decreased to 1.3% of net sales compared to 1.5% for the same period last year. The modest change is driven by revenue growth in 1997.

     INTEREST EXPENSE AND OTHER INCOME. Interest expense was paid to the Company's bank for short-term borrowings during fiscal 1997. The Company has a $500,000 credit line facility with its bank, and interest is charged at prime plus one percent, or 9.5% at December 31,1997. The Company's bank also provided a construction loan in the amount of $1,375,000 for the new restaurant in St. Cloud, Minnesota. Interest on the construction loan was at a rate of 10.25%. The maximum borrowed from the Company's bank during fiscal 1997 for both the credit line facility and construction loan was $1,829,987. All bank borrowings were repaid by December 31, 1997. Total interest paid to the bank in fiscal 1997 was $110,939., of which approximately $22,736 was capitalized during the construction period. A minor amount of interest was also paid to the state of Minnesota on a tax adjustment.

     Interest income was earned on the promissory note related to the Q. Cumbers sale. The note earns interest at the prime rate, or 8.5% on December 31, 1997. Interest income was also earned on money market accounts. During fiscal 1997 the Company's cash balances were below the levels of the previous year, resulting in less interest income.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate is estimated at 29.5% for fiscal 1997 compared to 22% for fiscal 1996.

     NET INCOME. The Company's net income for fiscal 1997 was $982,213 compared to $982,981 for fiscal 1996. Basic earnings per share for fiscal 1997 was $.27, compared to $.28 for fiscal 1996. Basic earnings per share have been calculated for both fiscal 1997 and 1996 using the Financial Accounting Standards Board Statement No. 128 (FASB 128). The lack of growth in net income for fiscal 1997 when compared to fiscal 1996 was principally affected because of the increase during fiscal 1997 in four expense categories: the effective income tax rate of 29.5% versus 22%, increased interest expense from short-term borrowings, an increase in monthly rent expenses for equipment operating leases for the five newest restaurants and increased advertising expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has leased its restaurant sites under non-cancelable leases for periods of six to twenty years, with renewal options of three and ten years. In fiscal 1997, the Company funded the development of its new restaurants through a combination of internally generated cash from operations, short-term bank borrowings, sale/leaseback financing and equipment leasing.

     Cash provided by operating activities was $1,792,886 for fiscal 1997 compared to $3,052,701 for fiscal 1996. The Company had a net working capital deficit of ($1,034,045) at December 31, 1997 compared to a net working capital deficit of ($337,912) at January 1, 1997. New restaurant development has caused the reductions in working capital. The Company continues to draw on its $500,000 bank line of credit to meet short-term cash needs. At the end of fiscal 1997 this credit line did not have an outstanding balance. Most of the Company's sales are paid in cash or credit card and the Company generally receives 30 days credit from trade suppliers.

     Sale/leaseback financing with AEI Fund Management, Inc. of St. Paul, Minnesota provided $1,575,000 for the November 1997 purchase of the St. Cloud, Minnesota restaurant. The financing agreement between the Company and AEI Fund Management, Inc. executed on September 23, 1997, provides for funding of up to four restaurants/parcels. The Rochester, Minnesota site that is under construction is being financed pursuant to that agreement between the Company and AEI. This financing facility could fund two more new restaurants beyond the St. Cloud and Rochester sites.

     The planned purchase and conversion of approximately sixteen (16) JB restaurants into Timber Lodge Steakhouse restaurants has its own financing plan as previously described for the pending Merger with G B Foods Corporation. If for some reason, the pending Merger would not take place, the Company would slow down its new restaurant growth strategy to match funding that would be provided by internally generated cash, AEI sale/leaseback financing, and the use of equipment leasing. The Company believes that these funding sources will fund operations for at least the next twelve months.

IMPACT OF INFLATION

     Inflation has not significantly impacted the Company's operations during fiscal 1997 and 1996. Substantial increases in either food costs, particularly meat prices, or labor costs could negatively impact the Company in the future. Because many of the Company's employees are paid at the federal minimum wage levels, a continued trend in rising federal minimum wage levels could have an adverse impact on future operating costs. In the event that inflation increases future operating costs, there is no assurance that the Company could fully recover such increases by raising menu prices.

ITEM 7. FINANCIAL STATEMENTS

     The following Financial Statements and Independent Auditor's Report thereon are included herein (page numbers refer to pages in this Report on Form 10-KSB):

                                                                            Page
                                                                            ----

Independent Auditor's Report                                                  12

Balance Sheets as of December 31, 1997 and January 1, 1997                    13

Statements of Operations for the years ended December 31, 1997 and
  January 1, 1997                                                             14

Statements of Stockholders' Equity for the years ended December 31, 1997
  and January 1, 1997                                                         15

Statements of Cash Flows for the years ended December 31, 1997 and
  January 1, 1997                                                             16

Notes to Financial Statements                                            17 - 22



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                         Report of Independent Auditors


Board of Directors and Shareholders
Timber Lodge Steakhouse, Inc.


We have audited the accompanying balance sheets of Timber Lodge Steakhouse, Inc. as of December 31, 1997 and January 1, 1997, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timber Lodge Steakhouse, Inc. at December 31, 1997 and January 1, 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Ernst & Young LLP

Minneapolis, Minnesota
February 13, 1998

                          TIMBER LODGE STEAKHOUSE, INC.

                                 BALANCE SHEETS


                                                   December 31, 1997   January 1, 1997
                                                   -----------------   ---------------
ASSETS
Current assets:
  Cash and cash equivalents                              $   482,598    $ 1,178,373
  Accounts receivable                                        227,473        136,576
  Inventories                                                352,289        203,268
  Pre-opening costs, net                                     450,510        168,933
  Deferred tax assets                                              0         64,300
  Prepaid expenses and other current assets                  541,529        366,240
                                                         -----------    -----------
                                                           2,054,399      2,117,690

Property and equipment, net                               12,463,740     10,970,370
Deferred tax assets                                          132,400         23,200
Note Receivable                                              346,000        396,000
Other assets                                                 221,639        190,182
                                                         -----------    -----------
Total assets                                             $15,218,178    $13,697,442
                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                       $ 1,512,713    $ 1,127,673
  Accrued salaries and wages                                 386,371        262,346
  Sales tax payable                                          187,153        136,327
  Deferred revenue - gift certificates                       871,360        535,997
  Income taxes payable                                             0        295,690
  Deferred tax liabilities                                    59,000              0
  Accrued expenses and other liabilities                      71,847         97,569
                                                         -----------    -----------
                                                           3,088,444      2,455,602

Deferred rent                                              1,063,429      1,248,224
                                                         -----------    -----------
Total liabilities                                          4,151,873      3,703,826

Shareholders' equity:
  Common stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued shares - 3,566,833 at January 1, 1997 and
        3,625,750 at December 31, 1997                        36,257         35,668
     Additional paid-in capital                            8,883,701      8,793,814
     Retained earnings                                     2,146,347      1,164,134
                                                         -----------    -----------
Total shareholders' equity                                11,066,305      9,993,616
                                                         -----------    -----------
Total liabilities and shareholders' equity               $15,218,178    $13,697,442
                                                         ===========    ===========


SEE ACCOMPANYING NOTES.

                          TIMBER LODGE STEAKHOUSE, INC.

                            STATEMENTS OF OPERATIONS


                                           For Fiscal Years Ended
                                           ----------------------

                                   December 31, 1997   January 1, 1997
                                   -----------------   ---------------

Net sales                              $ 26,535,788     $ 20,636,760

Costs and expenses:
  Food and beverage costs                 9,944,401        7,767,907
  Labor and related benefit costs         7,599,884        5,873,869
  Restaurant operating expenses           2,648,596        1,805,317
  Occupancy costs                         2,957,428        2,234,300
                                       ------------     ------------
                                         23,150,309       17,681,393
                                       ------------     ------------
Restaurant operating income               3,385,479        2,955,367

Operating expenses:
  General and administrative              1,617,984        1,445,313
  Amortization of pre-opening costs         353,336          316,077
                                       ------------     ------------
Operating income                          1,414,159        1,193,977

Interest expense                             89,068           31,269
Interest and other income                   (68,828)         (98,513)
                                       ------------     ------------
Income before income taxes                1,393,919        1,261,221
Income taxes                                411,706          278,240
                                       ------------     ------------

Net Income                             $    982,213     $    982,981
                                       ============     ============

Basic earnings per share               $        .27     $        .28
                                       ============     ============

Diluted earnings per share             $        .27     $        .27
                                       ============     ============

Basic weighted average shares             3,604,791        3,571,167
                                       ============     ============

Diluted weighted average shares           3,675,857        3,659,782
                                       ============     ============


SEE ACCOMPANYING NOTES.

                          TIMBER LODGE STEAKHOUSE, INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                       Additional                   Total
                                                  Common Stock           Paid-In      Retained   Shareholders'
                                             Shares        Amount        Capital      Earnings      Equity
                                             ------        ------        -------      --------      ------
Balance at January 3, 1996                  3,575,500   $    35,755   $ 8,825,015   $   181,153   $ 9,041,923
  Purchase and retirement of common stock     (10,000)         (100)      (34,688)                    (34,788)
  Exercise of stock options                     1,333            13         3,486                       3,499
  Net income                                     --            --            --         982,981       982,981
                                           ------------------------------------------------------------------
Balance at January 1, 1997                  3,566,833        35,668     8,793,813     1,164,134     9,993,615
  Purchase and retirement of common stock      (2,000)          (20)       (7,292)                     (7,312)
  Exercise of stock options                    60,917           609        97,180                      97,789
  Net income                                     --            --            --         982,213       982,213
                                           ------------------------------------------------------------------
Balance at December 31, 1997                3,625,750   $    36,257   $ 8,883,701   $ 2,146,347   $11,066,305
                                            =========   ===========   ===========   ===========   ===========


SEE ACCOMPANYING NOTES.

                          TIMBER LODGE STEAKHOUSE, INC.

                            STATEMENTS OF CASH FLOWS


                                                      For Fiscal Years Ended
                                                      ----------------------
                                              December 31, 1997  January 1, 1997
                                              -----------------  ---------------
OPERATING ACTIVITIES
Net income                                          $   982,213     $   982,981
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                        1,100,410         926,815
  Amortization                                          353,336         316,077
  Deferred rent                                        (184,795)        421,812
  Deferred taxes                                         14,100         142,800
  Changes in operating assets and liabilities:
    Receivables                                         (90,897)        (48,860)
    Inventories                                        (149,021)        (37,266)
    Pre-opening costs                                  (631,013)       (328,466)
    Prepaid expenses and other current assets          (175,289)        (91,544)
    Accounts payable                                    385,040         350,344
    Accrued salaries and wages                          124,025          75,433
    Sales taxes payable                                  50,826          19,995
    Deferred revenue - gift certificates                335,363         106,671
    Income taxes payable                               (295,690)        281,093
    Accrued expenses and other liabilities              (25,722)        (65,184)
                                                    -----------     -----------
Net cash provided by operating activities             1,792,886       3,052,701

INVESTING ACTIVITIES
Purchases of property and equipment                  (4,168,779)     (3,924,964)
Other assets                                            (35,357)         51,828
                                                    -----------     -----------
Net cash (used in) investing activities              (4,204,136)     (3,873,136)

FINANCING ACTIVITIES
Proceeds from short-term borrowings                   1,829,987            --
Repayment of short-term borrowings                   (1,829,987)           --
Proceeds from sale/leaseback transaction              1,575,000            --
Exercise of stock options                                97,788           3,499
Principal collected on long-term note                    50,000          10,000
Common stock repurchased                                 (7,313)        (34,787)
                                                    -----------     -----------
Net cash provided (used in) financing activities      1,715,475         (21,288)

Net (decrease) in cash and cash equivalents            (695,775)       (841,723)
Cash and cash equivalents at beginning of year        1,178,373       2,020,096
                                                    -----------     -----------

Cash and cash equivalents at end of year            $   482,598     $ 1,178,373
                                                    ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid                                   $   806,697     $    15,324
Interest paid                                       $   110,939     $    31,269

SEE ACCOMPANYING NOTES.

                          TIMBER LODGE STEAKHOUSE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS -- The Company manages and operates full-service steakhouse restaurants. The Company currently has restaurants in Minnesota, Wisconsin, New York, South Dakota and Illinois.

ACCOUNTING PERIOD -- The Company uses a 52/53 week fiscal year ending on the Wednesday nearest to the end of the calendar year. Both fiscal 1997 and fiscal 1996 included 52 weeks of business activity.

CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are carried at amortized cost which approximates market value and are considered available-for-sale.

MARKETABLE SECURITIES -- At the time of purchase, management determines the appropriate classification of marketable securities, consisting of U.S. government and agency notes and commercial paper, are classified as available-for-sale. Marketable securities are stated at fair value, which approximates cost. Interest on securities is included in interest income.

INVENTORIES -- Inventories consist principally of food, beverages and supplies and are stated at the lower of cost (first-in, first-out) or market.

PRE-OPENING COSTS -- Pre-opening costs consist of direct costs of hiring and training the initial workforce and other direct costs associated with opening a new restaurant. Such costs are amortized over a twelve-month period commencing with the restaurant opening.

Accumulated amortization of pre-opening costs totaled $1,325,308 and $975,872 at December 31, 1997 and January 1, 1997, respectively.

PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from five to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term, including option periods.

NET INCOME PER SHARE -- Net income per share has been calculated based on the guidelines established by the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic earnings per share was calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share was calculated using the dilutive effect of stock options and warrants using the treasury stock method.

INCOME TAXES -- Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

IMPAIRMENT OF LONG-LIVED ASSETS -- The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

                          TIMBER LODGE STEAKHOUSE, INC.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION -- The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                             December 31, 1997  January 1, 1997
                                             -----------------  ---------------

Leasehold improvements                            $ 10,753,653     $  8,432,010
Equipment                                            3,721,525        3,518,824
Furniture and fixtures                               1,131,202        1,073,938
Office equipment                                       152,080          139,909
                                                  ------------     ------------
                                                    15,758,460       13,164,681
Less accumulated depreciation and amortization      (3,294,720)      (2,194,311)
                                                  ------------     ------------
                                                  $ 12,463,740     $ 10,970,370
                                                  ============     ============


3. COMMON STOCK

In May 1995, the Company reincorporated as a Minnesota corporation. As a result of the reincorporation, the par value of the Company's common stock was adjusted from $1.00 to $.01. As a result, all periods presented have been adjusted to reflect the new par value.

4. STOCK OPTIONS AND WARRANTS

Under the Company's stock option plan, the Company may grant either incentive based or non-qualified options to employees, management and Directors. Under the plan, options may be granted at prices not less than fair market value of the Company's common stock at the grant date. Options become exercisable at the rate of one-third of the granted shares after six, eighteen and thirty months from the date of grant. The options are outstanding for ten years following the date of grant.

In December 1995, the Company's Board of Directors decreased the exercise price for incentive stock options previously granted to employees under the plan to $2.63 per share, the closing price of the Company's common stock on the day of the Board resolution.

                          TIMBER LODGE STEAKHOUSE, INC.

4. STOCK OPTIONS AND WARRANTS (CONTINUED)

                                                       Weighted Average
                           Shares Available   Options   Exercise Price
                              for Grant     Outstanding  Per  Share

Balance at January 3, 1996       412,000      213,000     $   2.73
  Granted                        (59,500)      59,500         3.59
  Canceled                        51,000      (51,000)        3.06
  Exercised                         --         (1,333)        2.63
                                 -------      -------
Balance at January 1, 1997       403,500      220,167         2.88
  Granted                        (68,500)      68,500         3.81
  Canceled                        14,500      (14,500)        2.88
  Exercised                         --        (27,167)        2.68
                                 -------      -------
Balance at December 31, 1997     349,500      247,000     $   3.21
                                 =======      =======


In November 1992, the Company granted a non-qualified option to an officer to purchases 33,750 shares at $.74 per share. This option was exercised in total in February 1997.

At December 31, 1997 and January 1, 1997, options of 189,166 and 194,250, respectively, were exercisable at weighted average prices of $3.04 and $2.30, respectively.

The weighted average fair value of options granted during the years ended December 31, 1997 and January 1, 1997 was $1.53 and $1.43 per share, respectively.

PRO FORMA DISCLOSURES

Pro forma information regarding net income and earnings per share is required by Statement 123, and is determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for both fiscal 1997 and 1996: risk free interest rate of 6%; dividend yield of 0%; volatility factor of the expected market price of the Company's stock of .461; and a weighted-average expected life of the option of 4 years.

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

The effect of applying Statement 123's fair value method to the Company's stock-based awards results in net income and earnings per share that are not materially different from the actual amounts reported.

WARRANTS

In connection with the Company's initial public offering in December 1993, the Company issued to the underwriter a warrant to purchase 120,000 shares of common stock. The warrant became exercisable on December 9, 1994 and remains outstanding until December 9, 1998. The warrant is exercisable at $7.20 per share. The warrant contains antidilution provisions and is non-transferable.

                          TIMBER LODGE STEAKHOUSE, INC.

5. LINE OF CREDIT

The Company has a $500,000 line of credit facility with its bank. The line of credit bears interest at the prime rate plus 1%, or 9.5% at December 31, 1997. The line of credit expires in June 1998. At December 31, 1997, there were no borrowings outstanding against the line of credit.

6. INCOME TAXES

The components of income tax expense for the years ended December 31, 1997 and January 1, 1997 are as follows:

                                               Fiscal 1997           Fiscal 1996
                                               -----------           -----------
Current:
  Federal                                       $295,366               $101,600
  State                                          102,240                 33,840

Deferred:
  Federal                                         10,850                121,380
  State                                            3,250                 21,420
                                                --------               --------
                                                $411,706               $278,240
                                                ========               ========

The tax effects of significant components of the Company's deferred tax assets and liabilities are as follows:

                                             December 31, 1997   January 1, 1997
                                             -----------------   ---------------

Deferred tax assets:
  Alternative minimum tax credit carryforwards   $ 90,700               $190,600
  General business credit carryforwards           417,600                279,800
  Other                                            18,800                 20,400
                                                 --------               --------
Total deferred tax assets                         527,100                490,800

Deferred tax liabilities:
  Depreciation                                    300,600                345,900
  Pre-opening costs                               153,100                 57,400
                                                 --------               --------
Total deferred tax liabilities                    453,700                403,300
                                                 --------               --------

Net deferred tax assets                          $ 73,400               $ 87,500
                                                 ========               ========

At December 31, 1997 the Company had AMT credit carryforwards and the general business credit carryforwards of $508,300. These credits expire at various times through the year 2011.

A reconciliation of statutory federal income taxes to the actual income tax expense is as follows:

                                               For the Fiscal Years Ended

                                           December 31, 1997     January 1, 1997
                                           -----------------     ---------------
Income taxes at statutory rate                 $ 473,932              $ 428,815
State income taxes, net of federal benefit        60,733                 54,950
Reduction of taxes previously provided for      (122,959)              (205,525)
                                               ---------              ---------
                                               $ 411,706              $ 278,240
                                               =========              =========

                          TIMBER LODGE STEAKHOUSE, INC.

7. RELATED PARTY TRANSACTIONS

Two shareholders of the Company own a construction company that managed the construction of some of the Company's restaurants. Payments to this construction company totaled $1,056,011 in fiscal 1997. The accounts payable balance of the Company on December 31, 1997 included an amount of $432,634 that was payable to that construction company.

The Company rents office space for $3,660 per month in a building owned by an officer of the Company.

8. LEASE COMMITMENTS

The Company leases restaurant facilities and equipment under noncancelable operating leases that expire at various dates, including renewal options, through 2017. In addition, certain leases contain escalation clauses based upon a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined. The Company also pays real estate taxes, insurance and common area maintenance expenses related to these leases.

Rental expense under these lease agreements was $1,346,101 and $901,115 for the years ended December 31, 1997 and January 1, 1997, respectively.

At December 31, 1997, future minimum lease payments under all noncancelable lease agreements are as follows:

Period Ending:
  1998                                       $   1,860,009
  1999                                           1,880,277
  2000                                           1,914,721
  2001                                           1,888,092
  2002                                           1,635,044
  Thereafter                                    13,814,066
                                                ----------
                                             $  22,992,209
                                             =============


9. 401 (K) PLAN

In 1995, the Company adopted a defined contribution benefit plan which covers virtually all full-time employees. Under the plan, eligible employees can elect to contribute up to 15% of their annual compensation to the plan. The Company is permitted, but not required, to make a matching contribution to the plan up to a maximum of 6% of each participating employee's annual compensation.
The Company has not made a matching contribution since the plan's inception.

10. SALE OF A RESTAURANT

The Company sold its Q. Cumbers unit to the existing store manager, who was then a related party, on June 14, 1995. The Company retained the services of an independent consultant to assess the fair market value of the business and validate the Company's selling price. The store was sold for $531,000. The Company received $125,000 in cash and a promissory note for $406,000. The sale resulted in a pre-tax gain of $278,120. The promissory note bears interest at the prime rate. Interest is payable monthly. The buyer is required to make future principal payments of an annual amount of $50,000 from 1998-2002. In 2003, the remaining principal balance is due in full. The balance of the note receivable at December 31, 1997 was $346,000.

                          TIMBER LODGE STEAKHOUSE, INC.

11. SUBSEQUENT EVENT

On January 16, 1998, G B Foods Corporation and Timber Lodge Steakhouse, Inc. executed a Definitive Merger Agreement whereby G B Foods Corporation will acquire all of the outstanding common stock of Timber Lodge Steakhouse, Inc. The parties expect to close the transaction in April 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) DIRECTORS, EXECUTIVE OFFICERS


NAME                       AGE     POSITION                                                       DIRECTOR
----                       ---     --------                                                        SINCE
                                                                                                  --------
Dermot F. Rowland           60     Chairman of the Board, Chief Executive Officer, Secretary and      1989
                                   Director

Peter S. Bedzyk             46     President,  Chief Operating Officer and Director                   1996

William J. Birmingham       56     Chief Financial Officer                                            ----

Laurence F. LeJeune (1)     60     Director                                                           1991

John P. Uphoff (1)          65     Director                                                           1994


(1)  Member of the Audit Committee and the Compensation Committee

DERMOT F. ROWLAND, a founder of the Company, has served as Chairman of the Board, Chief Executive Officer, Secretary and as a Director of the Company since 1989. Prior to establishing the Company, Mr. Rowland was involved in the formation and management of Homestyle Buffet, Inc., which subsequently changed its name to Staceys Buffet Inc. ("Staceys"). Staceys, based in Largo, Florida, develops and operates buffet restaurants. He co-founded Staceys in 1986 and served as its President and Chief Executive Officer from 1986 to 1987. In 1987, he became its Chairman of the Board and continued as a consultant and Director until 1991.

PETER S. BEDZYK has served the Company in several executive and management positions since 1991. Mr. Bedzyk has been the Company's President and Chief Operating Officer since February 1997 and a Director since May 1996. From June 1995 to February 1997 he served as Executive Vice President of Operations and from 1991 to June 1995, Mr. Bedzyk served as the Company's Operations Manager as well as General Manager of the Minnesota Steakhouse ( a predecessor of the Company). From 1985 through 1990, Mr. Bedzyk was an Operating Partner of a Bonanza Family Restaurant franchisee in St. Louis, Missouri. Mr. Bedzyk has previously been employed by various restaurants, including Ponderosa Steakhouse and Cracker Barrel Restaurants.

WILLIAM J. BIRMINGHAM joined the Company in September 1997 as its Chief Financial Officer. From July 1996 to May 1997 Mr. Birmingham served as Chief Financial Officer of XOX Corporation, a St. Paul, Minnesota - based software company that provides proprietary software for geometric computing. From January 1995 to March 1996, he served as Chief Financial Officer for B-Tree Verification Systems, Inc., a Minneapolis - based company that provides test stations that validate the software in devices containing embedded microprocessors. From December 1992 through December 1994, he was Chief Financial Officer of Waters Instruments, Inc., Rochester, Minnesota, a company that manufactures electro-mechanical devices for the medical, computer, communications and agriculture markets. Prior to this time, Mr. Birmingham was Chief Financial Officer of a start-up medical device company in Minneapolis (f/k/a Cherne Medical) and had an extended career with 3M Company, St. Paul, Minnesota involving financial and marketing management positions.

LAURENCE F. LEJEUNE has, since 1981, been the owner, and has served as Chairman of the Board, of LeJeune Investment, Inc., a corporate holding company which operates Carousel Automobiles and Maplewood Imports, both of which are automobile dealerships located in the Minneapolis - St. Paul metropolitan area. He served as President and Chief Executive Officer of L.L. LeJeune Co., a Minneapolis - based structural steel fabricator, from 1967 to 1989. Mr. LeJeune currently serves as a Director of Vaughn Communications, Inc. based in Edina, Minnesota, which provides video duplication services and broadcast video equipment rental.

JOHN P. UPHOFF has served since 1993 as President and Chief Executive Officer of Uphoff Capital Management, Inc., an investment firm. He also is active as a private investor. Mr. Uphoff served as Senior Vice President and a Director of Leisure Research for Raymond James & Associates, Inc. from 1984 to 1993. Prior to 1984, he served as President and Chief Executive Officer of Uppy's Family Restaurants, Inc., a chain of multi-concept restaurants located in Wisconsin and Florida. Mr. Uphoff currently serves as a Director of Monarch Casino & Resort, Inc., a publicly-held gaming company based in Reno, Nevada.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE. The Board has an Audit Committee comprised of Mr. LeJeune and Mr. Uphoff. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent auditors, as well as the Company's accounting principles and its system of internal controls, and reports the results of its review to the Board. The Audit Committee held three meetings during the fiscal year ended December 31, 1997.

COMPENSATION COMMITTEE. The Board has a Compensation Committee comprised of Mr. LeJeune and Mr. Uphoff who are responsible for setting the compensation of the executive officers of the Company. The Compensation Committee met three times during the fiscal year ended December 31, 1997.

(b) SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and persons owning more than 10 percent of the Company's outstanding Common Stock are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms filed. Based solely on a review of the copies of such reports and amendments thereto furnished to or obtained by the Company or written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 1997, the Company's directors, officers and beneficial owners of more than 10 percent of the Company's shares of Common Stock complied with all applicable filing requirements, except that Mr. Rowland, Mr. Bedzyk, Mr. LeJeune and Mr. Uphoff did not timely file one report each. All such reports have now been filed.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information for the past three years ended December 31 concerning executive compensation paid or accrued by the Company to the Company's Chief Executive Officer (the "Named Executive Officer").

                           SUMMARY COMPENSATION TABLE


                                          Annual Compensation      Long Term Compensation Awards

Name and Principal Position     Year       Salary       Bonus      Securities Underlying Options
---------------------------     ----      -------       -----     ------------------------------
Dermot F. Rowland               1997     $ 52,516  (1)    --                10,000  (2)
(Chief Executive Officer)       1996       84,808         --                15,000
                                1995       67,212         --                50,000  (3)


(1) Mr. Rowland was on disability for a portion of fiscal year 1997 and under terms of the Company's disability benefit program, received those benefit payments directly from the insurance company.

(2) In addition to the options for 10,000 shares granted in fiscal year 1997, Mr. Rowland was granted options for 10,000 shares at an exercise price of $5.91 per share on January 15, 1998.

(3) Represents 50,000 options previously granted to Mr. Rowland which were repriced from exercise prices of $5.55 and $4.95 per share to an amended exercise price of $2.89 per share.

                   STOCK OPTION GRANTS DURING FISCAL YEAR 1997

The following table provides information regarding stock options granted during fiscal year 1997 to the Named Executive Officer in the Summary Compensation Table.

                              % of Total Options
                     Options   Granted in Fiscal  Exercise Price
       Name          Granted         Year           Per Share    Expiration Date
       ----          -------         ----           ---------    ---------------

Dermot F. Rowland    10,000 (1)      14.6%           $4.125        May 29, 2007

(1) The date of grant of the stock option was May 30, 1997. Options become exercisable at the rate of one-third of the granted shares after six, eighteen and thirty months from the date of grant.


       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                  OPTION VALUES


                    Number of                 Number of Unexercised           Value (1) of Unexercised
                    Shares                    Options at December 31, 1997    Options at December 31, 1997
                    Acquired     Value (1)    ----------------------------    ----------------------------
        Name        on Exercise  Realized     Exercisable    Unexercisable    Exercisable   Unexercisable
       -----        -----------  --------     -----------    -------------    -----------   -------------
Dermot F. Rowland     33,750     $196,425        61,667         13,333          $215,472       $35,215


(1) Value is the difference between the exercise price of the option and the closing price of the common stock on December 31, 1997 of $6.56 per share.

                              DIRECTOR COMPENSATION

During the fiscal year ended December 31, 1997 the Company paid no fees or compensation or expense reimbursement to each non-employee director. The Company grants to its non-employee directors non-qualified stock options to purchase shares of the Company's Common Stock at prices which are equal to the fair market value on the date of grant. These non-qualified stock options are exercisable at any time from the date of grant and have a ten-year life. During the fiscal year ended December 31, 1997, the Company granted to each of its non-employee directors, Laurence F. LeJeune and John P. Uphoff, options to purchase 5,000 shares of Common Stock at exercise prices of $3.375 per share and 5,000 shares of Common Stock at an exercise price of $3.75, the respective closing bid prices of the Company's Common Stock on the date of such grants. On January 15, 1998 Mr. LeJeune and Mr. Uphoff were each granted non-qualified options to purchase 10,000 shares of Common Stock at exercise prices of $5.375 per share, the closing bid price on January 15, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date of this Form 10-KSB, the number of shares of the Company's Common Stock beneficially owned by
(i) each executive officer and director of the Company; (ii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iii) all executive officers and directors as a group.


                                                     Number of Shares
                                                     of Common Stock        Percentage of Outstanding
Name and Address of Beneficial Owner             Beneficially Owned (1)         Common Shares (9)
------------------------------------             ----------------------         -----------------
Dermot F. Rowland                                          595,119  (2)               16.1%
4021 Vernon Avenue South
Minneapolis, Minnesota 55416

Peter S. Bedzyk                                             40,042  (3)                1.1%
4021 Vernon Avenue South
Minneapolis, Minnesota 55416

William J. Birmingham                                        1,667  (4)                 *
4021 Vernon Avenue South
Minneapolis, Minnesota 55416

Laurence F. LeJeune                                        161,500  (5)                4.4%
8989 Wayzata Boulevard
Minneapolis, Minnesota 55426

John P. Uphoff                                              35,000  (6)                1.0%
P.O. Box 6611
Incline Village, Nevada 89450

All executive officers and directors as a group
(5 persons)                                                833,328  (7)               21.8%

Heartland Advisors, Inc.                                   506,000  (8)               13.9%
790 North Milwaukee Street
Milwaukee, Wisconsin 53202
-----------------------------------

* less than one percent

(1) Shares of Common Stock subject to options exercisable within 60 days after the date of this Form 10-KSB are deemed to be outstanding for purposes of computing the percentage of shares beneficially owned by the person holding such options but are not deemed to be outstanding for purposes of computing such percentage for any other person. Except as indicated by footnote, each person or group identified has sole voting and investment powers with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes options to purchase up to 61,667 shares of Common Stock and 6,250 shares of Common Stock owned by Mr. Rowland's spouse.

(3) Includes options to purchase up to 36,667 shares of Common Stock.

(4) Represents options to purchase up to 1,667 shares of Common Stock.

(5) Includes options to purchase up to 50,000 shares of Common Stock.

(6) Includes options to purchase up to 30,000 shares of Common Stock.

(7) Includes options to purchase up to 180,001 shares of Common Stock.

(8) Based on information supplied on Schedule 13G, filed with the Securities and Exchange Commission on January 8, 1998.

(9) The percentage of outstanding shares of Common Stock shown in the table above is calculated based on 3,634,417 shares outstanding as of the date of this Form 10-KSB and assumes that in each case the person or group exercised his or its outstanding options which have vested or will vest within 60 days of this Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Two shareholders of the Company own a construction company that managed the construction of some of the Company's restaurants. Payments to this construction company totaled $1,056,011 in fiscal 1997. The accounts payable balance of the Company on December 31, 1997 included an amount of $432,634 that was payable to that construction company.

The Company rents office space for $3,660 per month in a building owned by an officer of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

 3.1  Articles of Incorporation of Timber Lodge Steakhouse, Inc.  (1)
 3.2  Bylaws  (2)
10.4 Agreement and Plan of Merger dated as of January 16, 1998 among G B Foods Corporation TLS Acquisition Corp. and Timber Lodge Steakhouse, Inc.
24.1  Power of Attorney  (3)
27.1  Financial Data Schedule  (4)

--------------------------

(1) Incorporated by reference to the specific exhibit included in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 14, 1995.

(2) Incorporated by reference to the specific exhibit included in the Company's Registration Statement on Form SB-2, SEC File No. 33-71176-C.

(3) Included in signature page of this Form 10-KSB.

(4) Filed herewith electronically.

--------------------------

(b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 27, 1998                          Timber Lodge Steakhouse, Inc.


                                                By /s/ Dermot F. Rowland
                                                   ---------------------
                                                   Chief Executive Officer

                                                By /s/ William J. Birmingham
                                                   -------------------------
                                                   Chief Financial Officer

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 27, 1998.

                                POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Dermot F. Rowland and William J. Birmingham as their true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

SIGNATURE                        POSITION
---------                        --------

/s/  Dermot F. Rowland
----------------------
Dermot F. Rowland                Director, Chairman of the Board, Chief
                                 Executive Officer and Secretary

/s/  William J. Birmingham
--------------------------
William J. Birmingham            Chief Financial Officer

/s/  Peter S. Bedzyk
--------------------
Peter S. Bedzyk                  Director, President and Chief Operating Officer

/s/  Laurence F. LeJeune
------------------------
Laurence F. LeJeune              Director

/s/  John P. Uphoff
-------------------
John P. Uphoff                   Director