Form 10KSB/A
period 1997-12-31
TIMBER LODGE STEAKHOUSE INC
filed 1998-03-06
CIK 912287

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 FORM 10-KSB/A-1
                              filed March 6, 1998



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


On March 3, 1998, the Issuer had 3,634,417 shares of common stock, $.01 par value, issued and outstanding, and the aggregate market value of the common stock as of that date (based on the average of the closing bid and asked prices as of that date as reported by the Nasdaq SmallCap Market ), excluding outstanding shares beneficially owned by directors and officers, was approximately $19,377,000.


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


     The Merger is subject to certain customary conditions, including (i) Fairness Opinions; (ii) approvals from the shareholders of the Company and GBFC; and (iii) the parties obtaining all regulatory approvals, including the Securities and Exchange Commission declaring effective a Registration Statement covering the shares of GBFC's common stock to be issued in the Merger. The Merger is also subject to the purchase by the Company from CKE Restaurants, Inc. ("CKE") (NYSE:CKR) or its affiliate of between twelve (12) and twenty(20) JB's Restaurants for conversion to Timber Lodge Steakhouse restaurants. In this regard, CKE has agreed under the Merger Agreement to negotiate in good faith with the Company to consummate such purchase and sale. In addition, Fidelity National Financial, Inc. (NYSE:FNF) has agreed under the Merger Agreement that, subject to the approval of the Merger by the Company's shareholders, it will exercise currently outstanding warrants to purchase shares of GBFC's common stock for a cash purchase price aggregating not less than $5,000,000. G B Foods Corporation plans to utilize such proceeds, in part, for the conversion of the JB's Restaurants acquired by the Company into Timber Lodge Steakhouse restaurants.


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


     As of March 3, 1998, the Company had 98 shareholders of record of its Common Stock. The Company estimates its actual number of shareholders to be in excess of 1,300.


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


YEAR 2000

     The year 2000 software issue is not expected to have a material impact on the Company. Future developments may have a material adverse effect on the Company.


ITEM 7. FINANCIAL STATEMENTS

     The following Financial Statements and Independent Auditor's Report thereon are included herein (page numbers refer to pages in this Report on Form 10-KSB):

                                                                            Page
                                                                            ----


Report of Independent Auditors                                                12


Balance Sheets as of December 31, 1997 and January 1, 1997                    13

Statements of Operations for the years ended December 31, 1997 and
  January 1, 1997                                                             14


Statements of Shareholders' Equity for the years ended December 31, 1997
  and January 1, 1997                                                         15


Statements of Cash Flows for the years ended December 31, 1997 and
  January 1, 1997                                                             16

Notes to Financial Statements                                            17 - 22



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
                                            =========   ===========   ===========   ===========   ===========


SEE ACCOMPANYING NOTES.

                          TIMBER LODGE STEAKHOUSE, INC.

                            STATEMENTS OF CASH FLOWS


                                                      For Fiscal Years Ended
                                                      ----------------------
                                              December 31, 1997  January 1, 1997
                                              -----------------  ---------------
OPERATING ACTIVITIES
Net income                                          $   982,213     $   982,981
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                        1,100,410         926,815
  Amortization                                          353,336         316,077
  Deferred rent                                        (184,795)        421,812
  Deferred taxes                                         14,100         142,800
  Changes in operating assets and liabilities:
    Receivables                                         (90,897)        (48,860)
    Inventories                                        (149,021)        (37,266)
    Pre-opening costs                                  (631,013)       (328,466)
    Prepaid expenses and other current assets          (175,289)        (91,544)
    Accounts payable                                    385,040         350,344
    Accrued salaries and wages                          124,025          75,433
    Sales taxes payable                                  50,826          19,995
    Deferred revenue - gift certificates                335,363         106,671
    Income taxes payable                               (295,690)        281,093
    Accrued expenses and other liabilities              (25,722)        (65,184)
                                                    -----------     -----------
Net cash provided by operating activities             1,792,886       3,052,701

INVESTING ACTIVITIES
Purchases of property and equipment                  (4,168,779)     (3,924,964)
Other assets                                            (35,357)         51,828
                                                    -----------     -----------
Net cash (used in) investing activities              (4,204,136)     (3,873,136)


FINANCING ACTIVITIES
Proceeds from short-term borrowings                   1,829,987            --
Repayment of short-term borrowings                   (1,829,987)           --
Proceeds from sale/leaseback transaction              1,575,000            --
Exercise of stock options                                97,789           3,499
Principal collected on long-term note                    50,000          10,000
Common stock repurchased                                 (7,312)        (34,787)
                                                    -----------     -----------
Net cash provided by (used in) financing activities   1,715,475         (21,288)


Net (decrease) in cash and cash equivalents            (695,775)       (841,723)
Cash and cash equivalents at beginning of year        1,178,373       2,020,096
                                                    -----------     -----------

Cash and cash equivalents at end of year            $   482,598     $ 1,178,373
                                                    ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid                                   $   806,697     $    15,324
Interest paid                                       $   110,939     $    31,269

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


ADVERTISING COSTS -- The Company capitalizes the production costs of advertising and expenses those costs upon the first running of the ad. For the years ended December 31, 1997 and January 1, 1997, the company incurred advertising expenses of $893,000 and $538,000, respectively.


PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from five to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term, including option periods.


EARNINGS PER SHARE -- Earnings per share has been calculated based on the guidelines established by the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic earnings per share was calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share was calculated using the dilutive effect of stock options and warrants using the treasury stock method. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.


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

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                             December 31, 1997  January 1, 1997
                                             -----------------  ---------------

Leasehold improvements                            $ 10,753,653     $  8,432,010
Equipment                                            3,721,525        3,518,824
Furniture and fixtures                               1,131,202        1,073,938
Office equipment                                       152,080          139,909
                                                  ------------     ------------
                                                    15,758,460       13,164,681
Less accumulated depreciation and amortization      (3,294,720)      (2,194,311)
                                                  ------------     ------------
                                                  $ 12,463,740     $ 10,970,370
                                                  ============     ============


3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                              1997          1996
                                                              ----          ----
Net income                                               $ 982,213     $ 982,981
                                                         =========     =========

Denominator:
Denominator for basic earnings per share -- weighted
average shares                                           3,604,791     3,571,167
Effect of dilutive securities:
  Stock options                                             71,066        88,615
                                                           -------       -------
Denominator for diluted earnings per share -- weighted
average shares and assumed conversion                    3,675,857     3,659,782
                                                        ==========    ==========

Basic earnings per share                                     $ .27         $ .28
                                                            ======        ======
Diluted earnings per share                                   $ .27         $ .27
                                                            ======        ======


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

6. INCOME TAXES

The components of income tax expense for the years ended December 31, 1997 and January 1, 1997 are as follows:


                                               Fiscal 1997           Fiscal 1996
                                               -----------           -----------
Current:
  Federal                                       $311,589               $101,600
  State                                           86,017                 33,840


Deferred:
  Federal                                         10,850                121,380
  State                                            3,250                 21,420
                                                --------               --------
                                                $411,706               $278,240
                                                ========               ========

The tax effects of significant components of the Company's deferred tax assets and liabilities are as follows:

                                             December 31, 1997   January 1, 1997
                                             -----------------   ---------------

Deferred tax assets:
  Alternative minimum tax credit carryforwards   $ 90,700               $190,600
  General business credit carryforwards           417,600                279,800
  Other                                            18,800                 20,400
                                                 --------               --------
Total deferred tax assets                         527,100                490,800

Deferred tax liabilities:
  Depreciation                                    300,600                345,900
  Pre-opening costs                               153,100                 57,400
                                                 --------               --------
Total deferred tax liabilities                    453,700                403,300
                                                 --------               --------

Net deferred tax assets                          $ 73,400               $ 87,500
                                                 ========               ========

At December 31, 1997 the Company had AMT credit carryforwards and the general business credit carryforwards of $508,300. These credits expire at various times through the year 2011.

A reconciliation of statutory federal income taxes to the actual income tax expense is as follows:

                                               For the Fiscal Years Ended


                                           December 31, 1997     January 1, 1997
                                           -----------------     ---------------
Income taxes at statutory rate                 $ 473,932              $ 428,815
State income taxes, net of federal benefit        60,733                 54,950
Reduction of taxes previously provided for           --                (142,825)
Effects of Fica Tip Credit                       (91,000)               (62,700)
Other                                            (31,959)                   --
                                               ---------              ---------
                                               $ 411,706              $ 278,240
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

                          TIMBER LODGE STEAKHOUSE, INC.

11. SUBSEQUENT EVENT


On January 16, 1998, G B Foods Corporation and the Company executed a Definitive Merger Agreement whereby G B Foods Corporation will acquire all of the Company's outstanding common stock. The parties expect to close the transaction in April 1998.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:


 3.1  Articles of Incorporation of Timber Lodge Steakhouse, Inc.  (1)
 3.2  Bylaws  (2)
10.4 Agreement and Plan of Merger dated as of January 16, 1998 among G B Foods Corporation TLS Acquisition Corp. and Timber Lodge Steakhouse, Inc. (5)
23.1  Consent of Independent Auditors (4)
24.1  Power of Attorney  (3)
27.1  Financial Data Schedule  (5)


--------------------------

(1) Incorporated by reference to the specific exhibit included in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 14, 1995.

(2) Incorporated by reference to the specific exhibit included in the Company's Registration Statement on Form SB-2, SEC File No. 33-71176-C.

(3) Included in signature page of this Form 10-KSB.

(4) Filed herewith electronically.

(5) Previously filed.
--------------------------

(b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 6, 1998                           Timber Lodge Steakhouse, Inc.



                                                By /s/ Dermot F. Rowland
                                                   ---------------------
                                                   Chief Executive Officer

                                                By /s/ William J. Birmingham
                                                   -------------------------
                                                   Chief Financial Officer


In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 6, 1998.


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