Form 10-Q
period 1998-03-25
TIMBER LODGE STEAKHOUSE INC
filed 1998-05-08
CIK 912287

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

__X__     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 25, 1998

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               __X__ Yes  _____ No

         As of May 1, 1998, there were outstanding 3,636,082 shares of the issuer's Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.     FINANCIAL STATEMENTS...........................................   1

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................   6


                                     PART II

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...............................   8

SIGNATURES.................................................................  S-1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          TIMBER LODGE STEAKHOUSE, INC.
                                 BALANCE SHEETS
                                   (unaudited)

                                                                March 25,        December 31,
                                                                   1998              1997
                                                               ------------      ------------
ASSETS
Current assets:
       Cash and cash equivalents ........................      $    125,279      $    482,598
       Accounts receivable ..............................           169,731           227,473
       Inventory ........................................           295,046           352,289
       Pre-opening costs ................................           394,064           450,510
       Pre-paid expenses and other current assets .......           567,249           541,529
                                                               ------------      ------------
             Total current assets .......................         1,551,369         2,054,399

Property and equipment, net .............................        12,652,903        12,463,740
Note receivable, related party ..........................           346,000           346,000
Deferred tax assets .....................................           132,400           132,400
Other assets ............................................           218,038           221,639
                                                               ------------      ------------
Total assets ............................................      $ 14,900,710      $ 15,218,178
                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable .................................      $  1,069,577      $  1,512,713
       Short-term borrowing .............................           150,000              --
       Accrued salaries and wages .......................           400,885           386,371
       Sales tax payable ................................           150,585           187,153
       Gift certificates payable ........................           504,187           871,360
       Deferred tax liabilities .........................            59,000            59,000
       Accrued expenses and other liabilities ...........            86,263            71,847
                                                               ------------      ------------
             Total current liabilities ..................         2,420,497         3,088,444

Deferred rent ...........................................         1,177,220         1,063,429
                                                               ------------      ------------
Total liabilities .......................................         3,597,717         4,151,873

Shareholders' equity:
       Common stock, $0.01 par value
             Authorized shares -- 10,000,000
             Issued shares -- 3,634,415 at March 25, 1998
                  and 3,625,750 at December 31, 1997 ....            36,344            36,257
       Additional paid-in capital .......................         8,909,052         8,883,701
       Retained earnings ................................         2,357,597         2,146,347
                                                               ------------      ------------
Total shareholders' equity ..............................        11,302,993        11,066,305
                                                               ------------      ------------
Total liabilities and shareholders' equity ..............      $ 14,900,710      $ 15,218,178
                                                               ============      ============


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                          TIMBER LODGE STEAKHOUSE, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Twelve Weeks Ended
                                                 March 25,          March 26,
                                                   1998               1997
                                               ------------       ------------

Net sales ...............................      $  7,399,440       $  5,214,308


Costs and expenses:
       Food and beverage costs ..........         2,808,566          1,927,169
       Labor and benefits costs .........         2,163,907          1,473,588
       Restaurant operating expenses ....           738,272            538,430
       Occupancy costs ..................           884,213            584,314
                                               ------------       ------------

            Restaurant costs and expenses         6,594,958          4,523,501
                                               ------------       ------------

Restaurant operating income .............           804,482            690,807

General and administrative ..............           392,180            339,536
Amortization of pre-opening costs .......           124,777             76,625
                                               ------------       ------------

       Operating income .................           287,525            274,646

Interest expense ........................             4,597              5,330
Interest and other (income) expense .....           (18,922)           (19,568)
                                               ------------       ------------

Income before income taxes ..............           301,850            288,884

       Income taxes .....................            90,600             86,700
                                               ------------       ------------

Net income ..............................      $    211,250       $    202,184
                                               ============       ============

Basic earnings per share ................      $       0.06       $       0.06
                                               ============       ============

Diluted earnings per share ..............      $       0.06       $       0.06
                                               ============       ============

Basic weighted average shares ...........         3,632,641          3,584,747
                                               ============       ============

Diluted weighted average shares .........         3,740,334          3,658,804
                                               ============       ============


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                          TIMBER LODGE STEAKHOUSE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Twelve Weeks Ended
                                                                    March 25,         March 26,
                                                                      1998               1997
                                                                  ------------       ------------
OPERATING ACTIVITIES
Net income .................................................      $    211,250       $    202,184
Adjustments to reconcile net income to net cash
       provided by operating activities:
             Depreciation ..................................           279,667            238,350
             Amortization ..................................           124,777             76,625
             Deferred rent .................................           113,791           (114,893)
             Changes in operating assets and liabilities:
                   Receivables .............................            57,742              5,514
                   Inventories .............................            57,243             17,655
                   Pre-opening costs .......................           (67,431)          (130,188)
                   Prepaid expenses and other current assets           (25,720)           (49,211)
                   Accounts payable ........................          (443,136)           135,982
                   Accrued salaries and wages ..............            14,514             55,829
                   Sales tax payable .......................           (36,568)           (22,290)
                   Gift certificates payable ...............          (367,173)          (250,651)
                   Income taxes payable ....................              --             (232,482)
                   Other accrued expenses ..................            14,416            (62,590)
                                                                  ------------       ------------
Net cash used in operating activities ......................           (66,628)          (130,166)

INVESTING ACTIVITIES
Purchases of property and equipment ........................          (468,830)        (1,383,614)
Other assets ...............................................             2,701                970
                                                                  ------------       ------------
Net cash used in investing activities ......................          (466,129)        (1,382,644)

FINANCING ACTIVITIES
Proceeds from short-term borrowings ........................           150,000            938,425
Exercise of stock options ..................................            25,438             24,975
Common stock repurchased ...................................              --               (7,313)
                                                                  ------------       ------------
Net cash provided by financing activities ..................           175,438            956,087

Net decrease in cash and cash equivalents ..................          (357,319)          (556,723)
Cash and cash equivalents at the beginning of the year .....           482,598          1,178,373
                                                                  ------------       ------------

Cash and cash equivalents at end of period .................      $    125,279       $    621,650
                                                                  ============       ============


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                          TIMBER LODGE STEAKHOUSE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 25, 1998
                                   (unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A-1 for the year ended December 31, 1997.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended March 25, 1998, are not necessarily indicative of the results that may be expected for the year ended December 30, 1998.


2. EARNINGS PER SHARE

Earnings per share have been calculated based on the guidelines established by the Financial Accounting Stands Board (FASB) Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic earnings per share were calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share were calculated using the dilutive effect of stock options and warrants using the treasury stock method. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                Twelve weeks ended
                                                            March 25,        March 26,
                                                               1998             1997
                                                           -----------      -----------
BASIC EARNINGS PER SHARE:
Numerator
       Net income ...................................      $   211,250      $   202,184
                                                           ===========      ===========

Denominator
       Basic weighted average number of common shares
       outstanding for the period ...................        3,632,641        3,584,747
                                                           ===========      ===========

Basic earnings per share ............................      $      0.06      $      0.06
                                                           ===========      ===========

                                                                 Twelve weeks ended
                                                              March 25,       March 26,
                                                                1998            1997
                                                             ----------      ----------
DILUTED EARNINGS PER SHARE:
Numerator
       Net income .....................................      $  211,250      $  202,184
                                                             ==========      ==========

Denominator
       Basic weighted average number of common shares
       outstanding for the period .....................       3,632,641       3,584,747

       Incremental common shares attributable to
       exercise of: outstanding options ...............         107,693          74,057
                    outstanding warrants ..............            --              --
                                                             ----------      ----------

       Diluted weighted average number of common shares
       outstanding for the period .....................       3,740,334       3,658,804
                                                             ==========      ==========


Diluted earnings per share ............................      $     0.06      $     0.06
                                                             ==========      ==========

3. RECLASSIFICATION

Certain prior year items have been reclassified to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth the percentage relationship to net sales of certain items included in the Company's statements of operations.

                                                   TWELVE WEEKS ENDED
                                                 -----------------------
                                                 MARCH 25,     MARCH 26,
                                                   1998          1997
                                                 ---------    ---------

Net sales .................................         100.0%       100.0%

Costs and expenses:
     Food and beverage costs ..............          38.0         37.0
     Labor and benefits costs .............          29.2         28.3
     Restaurant operating expenses ........          10.0         10.3
     Occupancy costs ......................          11.9         11.1
                                                 --------     --------

          Restaurant costs and expenses ...          89.1         86.7
                                                 --------     --------

Restaurant operating income ...............          10.9         13.3

General and administrative ................           5.3          6.5
Amortization of pre-opening costs .........           1.7          1.5
                                                 --------     --------
    Operating income ......................           3.9          5.3

Interest expense ..........................           0.1          0.1
Interest and other (income)/expense .......          (0.3)        (0.4)
                                                 --------     --------
Income before income taxes ................           4.1          5.6

     Income taxes .........................           1.2          1.7
                                                 --------     --------

Net income ................................           2.9%         3.9%
                                                 ========     ========

Number of restaurants open at end of period            17           12


TWELVE WEEKS ENDED MARCH 25, 1998, COMPARED TO TWELVE WEEKS ENDED MARCH 26,
1997.

NET SALES. The Company's net sales increased 41.9% to $7,399,440 compared to $5,214,308 for the first quarter last year. The increase is attributable to the five new restaurants opened since the beginning of the first quarter of fiscal 1997. Same store sales for stores open at least 18 months were up 1.3%. The Company continues to use television as its primary media vehicle in its core market of Minneapolis/St. Paul and has expanded television advertising to Sioux Fall, SD and Duluth, MN. The Company uses radio advertising in the Wisconsin market and print advertising in the Illinois and New York markets. The Company's management feels confident, that despite increased direct competition in its markets, same store sales will continue to be positive.

COSTS AND EXPENSES. Cost of restaurant sales, consisting of food and beverage costs, increased 1.0% to 38.0% compared to 37.0% for the same period last year. This increase is due in part to the Company experiencing higher costs of meat, produce, and dairy in the early part of the current year quarter.

Labor and related benefit costs increased 0.9% to 29.2% compared to 28.3% for the same period last year. The increase is attributable to the higher minimum wage paid to Minnesota servers. Minnesota is one of a few states that does not permit "tip credit" (the practice of employers paying tipped employees below the federal minimum wage, with tips from customers making up the balance of the minimum wage). These increases were offset somewhat by the Company implementing a partially self-insured health and dental insurance program for all eligible and participating employees.

Restaurant operating expenses and occupancy costs include all other unit-level costs, the major components of which are rents, real estate taxes, utilities, store supplies, repairs and maintenance and other related occupancy costs. Restaurant operating costs are semi-variable while most of the occupancy expenses are fixed. In the aggregate for the first quarter, restaurant operating expenses and occupancy costs increased 0.5% to 21.9% of net sales compared to 21.4% for the same period last year. The increase is attributable to occupancy costs, mainly equipment leases, being higher for new stores added in the past year compared to the mature existing stores operating during the same period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 1.2% to 5.3% of net sales compared to 6.5% for the same period last year. This decrease is due to the first time cost of television in the Minneapolis/St. Paul market in the first quarter of 1997. Also, the Company has experienced increased efficiencies while adding new stores without adding corporate personnel and overhead.

AMORTIZATION OF PRE-OPENING COSTS. Amortization of pre-opening costs increased to 1.7% of net sales compared to 1.5% for the same period last year. The increase is attributable to the pre-opening costs for the latest five new stores (three were outstate locations) being higher than the three new restaurants being amortized for the same period last year. The Company amortizes pre-opening costs for new restaurants over a twelve month period commencing with the first full period after the restaurant's opening.

INTEREST AND OTHER INCOME. Interest was paid on short term borrowings via a line of credit the Company has with a local bank. The increase in short term borrowings was used to meet the Company's needs in funding new restaurant construction and to pay income taxes. Income was earned on marketable securities and a promissory note related to the 1995 Q. Cumbers sale. Interest income combined with other miscellaneous income was $18,922 for the first quarter compared to $19,568 for the same period last year. The decrease is due to a reduction of marketable securities used to finance new restaurant construction.

PROVISION FOR INCOME TAXES. The Company's effective tax rate is estimated at 30% for the first quarter, which is the same as first quarter 1997. The company's tax rate is impacted by tax credits for FICA taxes paid on tips received by restaurant employees.

NET INCOME. The Company's net income was $211,250 in the first fiscal quarter of 1998 compared to $202,184 for the same period last year. Basic and diluted earnings per share were $.06 in the first quarter 1998 compared to $.06, respectively, for the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has leased its restaurant sites under non-cancelable leases for periods of six to twenty years, with renewal options of between three and ten years. The Company plans to continue leasing sites for expansion in the foreseeable future.

Cash used in operating activities was $66,628 compared to cash used of $130,166 for the same period last year. The Company had a net working capital deficit of ($869,128) at March 25, 1998, compared to a deficit of ($1,034,045) at December 31, 1997. The increase in working capital is a result of the Company paying down its accounts payable and customers redeeming gift certificates. The Company has a $500,000 bank line of credit that it has used to fund short-term cash needs. At the end of first quarter 1998 this line had an outstanding balance of $150,000. This balance is planned to be paid down in subsequent quarters. Most of the Company's sales are paid by cash or credit card and the Company generally receives 30 days credit from trade suppliers.

Sale leaseback financing with AEI Fund Management, Inc. of St. Paul, Minnesota provided $1,575,000 for the November 1997 purchase of the St. Cloud, Minnesota restaurant. The financing agreement between the Company and AEI Fund Management, Inc. executed on September 23, 1997, provided for the funding of up to four restaurants/parcels. The Rochester, Minnesota site that is under construction is being financed pursuant to that agreement between the Company and AEI. This financing facility could fund two more restaurants beyond the St. Cloud and Rochester sites.

The Company currently intends to focus its expansion on steakhouse restaurants and estimates that the average costs of developing a new steakhouse restaurant to be approximately $1,200,000. The actual cost will vary depending on the size of the restaurant, the amount of landlord contributions, if any, and whether extensive renovation or remodeling is required. Pre-opening costs, primarily labor, advertising, travel and other costs related to the four new steakhouses opened in 1997 were approximately $130,000 per restaurant. Expenses for new restaurants opening in the future are expected to be lower as training and general start-up efficiencies are achieved from the Company opening additional restaurants in markets away from Minnesota.

The Company believes that cash generated from operations and funds available under its line of credit will be sufficient to finance current and forecasted operations and obligations.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:
                              None


         (b) No reports on Form 8-K have been filed during the quarter for which this report was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TIMBER LODGE STEAKHOUSE, INC.


Date:  May 8, 1998                       By: /s/ Dermot F. Rowland
                                             -----------------------------------
                                             Dermot F. Rowland
                                             Its:  Chief Executive Officer



Date:  May 8, 1998                       By: /s/ Peter S. Bedzyk
                                             -----------------------------------
                                             Peter S. Bedzyk
                                             Its:  President