Form 10KSB/A
period 1997-12-31
TIMBER LODGE STEAKHOUSE INC
filed 1998-07-10
CIK 912287

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                FORM 10-KSB/A-2
                              FILED JULY 10, 1998

                ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1933
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                        COMMISSION FILE NUMBER: 0-22786
                            ------------------------

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  A   No ____

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

On March 3, 1998, the Issuer had 3,634,417 shares of common stock, $.01 par value, issued and outstanding, and the aggregate market value of the common stock as of that date (based on the average of the closing bid and asked prices as of that date as reported by the Nasdaq SmallCap Market), excluding outstanding shares beneficially owned by directors and officers, was approximately $19,377,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes ____  No  A

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     On December 12, 1997, G B Foods Corporation (Nasdaq: "GBFC") of Anaheim, California announced the execution of a letter of intent to acquire all the outstanding capital stock of Timber Lodge Steakhouse, Inc. (Nasdaq: "TBRL").

     On January 16, 1998, G B Foods Corporation and Timber Lodge Steakhouse, Inc. executed a Definitive Merger Agreement whereby G B Foods Corporation will acquire all of the outstanding common stock of Timber Lodge Steakhouse, Inc. The parties expect to close the transaction in July 1998. Under the terms of the agreement, each share of Timber Lodge will be converted into the right to receive .80 of a share of G B Foods Corporation common stock together with cash in lieu of any fractional shares (the "Exchange Ratio"). In addition, the agreement has established a collar for the Exchange Ratio of "GBFC" common stock of $14.00 on the high end and $7.50 on the low end. If the average closing common stock price for "GBFC" during the ten day trading period ending on the second business day prior to the closing, ("Average Closing Stock Price"), exceeds the limits of the collar, then the Exchange Ratio will be adjusted. If the Average Closing Stock Price is more than $14.00, the Exchange Ratio shall be reduced to a number (rounded to the nearest 1/10000) equal to the product of the Exchange Ratio multiplied by a fraction, the numerator of which is $14.00 and the denominator of which is the Average Closing Stock Price. If the Average Closing Stock price is less than $7.50, G B Foods Corporation may elect to increase the Exchange Ratio to the number (rounded to the nearest 1/10000) determined by dividing $7.61 by the Average Closing Stock Price.

     The Merger is subject to certain customary conditions, including (i) Fairness Opinions; (ii) approvals from the shareholders of the Company and GBFC; and (iii) the parties obtaining all regulatory approvals, including the Securities and Exchange Commission declaring effective a Registration Statement covering the shares of GBFC's common stock to be issued in the Merger. The Merger is also subject to the purchase by the Company from CKE Restaurants, Inc. ("CKE") (NYSE:CKR) or its affiliate of between twelve (12) and twenty (20) JB's Restaurants for conversion to Timber Lodge Steakhouse restaurants. In this regard, CKE has agreed under the Merger Agreement to negotiate in good faith with the Company to consummate such purchase and sale. In addition, Fidelity National Financial, Inc. (NYSE:FNF) has agreed under the Merger Agreement that, subject to the approval of the Merger by the Company's shareholders, it will exercise currently outstanding warrants to purchase shares of GBFC's common stock for a cash purchase price aggregating not less than $5,000,000. G B Foods Corporation plans to utilize such proceeds, in part, for the conversion of the JB's Restaurants acquired by the Company into Timber Lodge Steakhouse restaurants.

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

     North Woods Atmosphere. Each restaurant incorporates a "north woods' theme with its log-framed interior, fireplaces, hardwood floors and wood tables, chairs and booths, all of which help to create a cozy feeling of dining in a warm, comfortable north woods log cabin. Hunting, fishing, trapping, logging and other memorabilia reflecting the history particular to northern tier states adorn the walls, together with murals depicting regional folklore such as Paul Bunyan. Oversized silverware, plates, and food portions are consistent with a hunting lodge atmosphere. The casual atmosphere makes the restaurants appropriate for a number of occasions.

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

     Advertising. The Company advertises through television, radio, newspapers and billboards. In the Minneapolis/St. Paul market, the Company has recently increased the use of television advertising. The Company currently has eight (8) restaurants in the Twin Cities of Minneapolis / St. Paul, and the St. Cloud restaurant is approximately 70 miles north west of Minneapolis and Twin City television stations are carried into the St. Cloud market providing a total of nine (9) restaurants that can be reached with Twin City television campaigns. The Company currently has no billboard advertising in the Minneapolis / St. Paul market, but may choose such advertising media in the future. The Company expects to develop additional restaurants in the suburban Chicago and northern Illinois market to make television advertising in that market place a viable option in the near future. Billboard advertising is currently used in Duluth and St. Cloud, Minnesota and Sioux Falls, South Dakota. During fiscal year 1997 the Company spent approximately $893,000 in total for all forms of advertising, or 3.4% of net sales. The comparable number for fiscal year 1996 was approximately $538,000, or 2.6% of net sales. The comparable number for fiscal 1995 was approximately $420,000, or 2.5% of net sales.

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

EXPANSION STRATEGY

     The Company anticipates it will open five or six steakhouse restaurants by the end of fiscal 1998. The Company opened a Timber Lodge Steakhouse on January 15, 1998, in Arlington Heights, Illinois (suburban Chicago) and currently is constructing a new Timber Lodge Steakhouse in Rochester, Minnesota. The Rochester site is expected to open mid-year of fiscal 1998. The majority of the anticipated expansion during fiscal 1998 and fiscal 1999 will involve the purchase and conversion of approximately sixteen JB's restaurants into the Timber Lodge Steakhouse concept. This strategy is part of the pending merger with G B Foods Corporation mentioned elsewhere in this Form 10-KSB.

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

                                                              HIGH    LOW
                                                              ----   -----
Fiscal year ended January 3, 1996
  First quarter.............................................  $5 1/4 $4 1/4
  Second quarter............................................  $4 7/8 $3 3/4
  Third quarter.............................................  $4 3/8 $   3
  Fourth quarter............................................  $3 1/4 $2 5/8
Fiscal year ended January 1, 1997
  First quarter.............................................  $4 1/4 $   3
  Second quarter............................................  $4 3/8 $3 3/8
  Third quarter.............................................  $4 5/8 $3 1/2
  Fourth quarter............................................  $4 1/2 $3 3/8
Fiscal year ended December 31, 1997
  First quarter.............................................  $5 1/8 $3 3/16
  Second quarter............................................  $4 1/4 $3 1/2
  Third quarter.............................................  $5 1/4 $3 3/8
  Fourth quarter............................................  $7 5/8 $4 1/4

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  General

     As of December 31, 1997, the ending date of fiscal 1997, the Company operated sixteen steakhouse restaurants. On January 15, 1998, the Company opened its seventeenth restaurant in Arlington Heights, Illinois. The locations of the other sixteen restaurants include eight in the Minneapolis-St. Paul metropolitan area, and one each in Niagara Falls, New York, Duluth and St. Cloud, Minnesota, Sioux Falls, South Dakota, Green Bay and Madison, Wisconsin, and Naperville and Vernon Hills, Illinois. The Company uses a

52/53 week fiscal year ending on the Wednesday nearest the end of the calendar year. Both fiscal 1997 and fiscal 1996 consisted of 52 weeks of business and fiscal 1995 consisted of 53 weeks of business.

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

                                                                      FOR FISCAL YEARS ENDED
                                                              --------------------------------------
                                                              DECEMBER 31,   JANUARY 1,   JANUARY 3,
                                                                  1997          1997         1996
                                                              ------------   ----------   ----------
Net sales...................................................    100.0%        100.0%       100.0%
Restaurant costs and expenses:
  Food and beverage costs...................................      37.5          37.6         38.8
  Labor and related benefit costs...........................      28.6          28.5         28.9
  Restaurant operating expenses.............................      10.0           8.7          8.6
  Occupancy costs...........................................      11.1          10.9         11.5
                                                                 -----         -----        -----
     Restaurant costs and expenses..........................      87.2          85.7         87.8
                                                                 -----         -----        -----
Restaurant operating income.................................      12.8          14.3         12.2

Operating expenses:
  General and administrative................................       6.1           7.0          9.1
  Amortization of pre-opening costs.........................       1.3           1.5          2.8
  Loss on sale and abandonment of restaurants, net..........        --            --          1.9
                                                                 -----         -----        -----
Operating income............................................       5.3           5.8         (1.6)

Interest expense............................................       0.3           0.2          0.1
Interest and other income...................................      (0.3)         (0.5)        (1.1)
                                                                 -----         -----        -----
Income before income taxes..................................       5.3           6.1         (0.6)
Income taxes................................................       1.6           1.3         (0.1)
                                                                 -----         -----        -----
Net income..................................................       3.7%          4.8%        (0.5)%
                                                                 =====         =====        =====

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

     Interest Expense and Other Income. Interest expense was paid to the Company's bank for short-term borrowings during fiscal 1997. The Company has a $500,000 credit line facility with its bank, and interest is charged at prime plus one percent, or 9.5% at December 31,1997. The Company's bank also provided a construction loan in the amount of $1,375,000 for the new restaurant in St. Cloud, Minnesota. Interest on the construction loan was at a rate of 10.25%. The maximum borrowed from the Company's bank during fiscal 1997 for both the credit line facility and construction loan was $1,829,987. All bank borrowings were repaid by December 31, 1997. Total interest paid to the bank in fiscal 1997 was $110,939, of which approximately $22,736 was capitalized during the construction period. A minor amount of interest was also paid to the state of Minnesota on a tax adjustment.

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

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

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

     Costs and Expenses. Cost of restaurant sales, consisting of food and beverage costs, decreased to 37.6% of net sales for fiscal 1996 compared to 38.8% for fiscal 1995. This decrease is due in part to favorable prices of produce along with the addition of temporary menu items that had a lower than average food cost. These decreases more than offset the rise in meat and seafood prices during the year.

     Labor and related benefit costs decreased as a percentage of sales by .4% to 28.5% for 1996 compared to 28.9% for fiscal 1995. The decrease is due primarily to the Company achieving improved hourly store productivity as new restaurants mature and stabilize along with the benefit of a higher tip credit from the two new restaurants that opened outside Minnesota. These savings offset the increased cost of more employees entering the Company's health insurance programs as eligibility requirements were met.

     Restaurant operating expenses and occupancy costs include rents, real estate taxes, utilities, store supplies, smallwares, and other occupancy related costs. Restaurant operating costs are semi-variable while most of the occupancy expenses are fixed. In the aggregate for 1996, restaurant operating expenses and occupancy costs decreased to 19.6% of net sales compared to 20.1% for fiscal 1995. The decrease is attributed to lower liability and building insurance premiums compared to last year.

     General and Administrative Expenses. General and administrative expenses decreased to 7.0% of net sales in 1996 compared to 9.1% for fiscal 1995. The decrease is due, in part, to the Company changing the name of its restaurants to "Timber Lodge Steakhouse" during 1995, resulting in one-time costs to execute the change, including new signage, printing expenses, and advertising costs to communicate the new identity. The Company increased its advertising in 1996 as a result of adding two new markets to its store base.

     Amortization of Pre-Opening Costs. Amortization of pre-opening costs decreased to 1.5% of net sales compared to 2.8% for fiscal 1995. The decrease is due to fewer steakhouses opened during the period compared to the same period last year. The Company amortizes pre-opening costs associated with new restaurants over a twelve-month period commencing with the first full period after the restaurant's opening.

     Loss on Sale and Abandonment of Restaurants. In June 1995, the Company sold
Q. Cumbers, an upscale salad bar restaurant that resulted in a pre-tax gain of $278,120. In July 1995, the Company closed its Williamsville, New York steakhouse which resulted in a loss of $607,164. No similar activity occurred in 1996.

     Interest and Other Income. Interest was earned on marketable securities consisting of short-term government securities and a promissory note related to the Q. Cumbers sale. Interest was paid on short term borrowing via a Line of Credit the Company has with a local bank. Net interest income and other income was $98,513 for fiscal 1996 compared with $179,902 for fiscal 1995. This decrease is due to a reduction of marketable securities used to finance new restaurant construction.

     Provision for Income Taxes. In 1996, the effective tax rate decreased due to the reversal of cumulative, excess tax accruals provided for in prior years. In the future, the Company expects its tax rate to approximate 30%.

     Net Income (Loss). The Company's net income for the year was $982,981 compared to net loss of ($88,231) for fiscal 1995. Basis earnings per share were $.28 compared to ($.02) per share loss fiscal 1995.

Basic earnings per share have been calculated for both fiscal 1996 and 1995 using the Financial Accounting Standards Board Statement No. 128 (FASB 128). The net loss for 1995 is attributable primarily to the one-time costs associated with the name change conversion and the costs related to closing the Williamsville, New York store.

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

     Cash provided by operating activities was $1,792,886 for fiscal 1997 compared to $3,052,701 for fiscal 1996 and $731,342 for fiscal 1995. The Company had a net working capital deficit of ($1,034,045) at December 31, 1997, compared to a net working capital deficit of ($337,912) at January 1, 1997. New restaurant development has caused the reductions in working capital. The Company continues to draw on its $500,000 bank line of credit to meet short-term cash needs. At the end of fiscal 1997 this credit line did not have an outstanding balance. Most of the Company's sales are paid in cash or credit card and the Company generally receives 30 days credit from trade suppliers.

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

IMPACT OF INFLATION

     Inflation has not significantly impacted the Company's operations during fiscal 1997, 1996 and 1995. Substantial increases in either food costs, particularly meat prices, or labor costs could negatively impact the Company in the future. Because many of the Company's employees are paid at the federal minimum wage levels, a continued trend in rising federal minimum wage levels could have an adverse impact on future operating costs. In the event that inflation increases future operating costs, there is no assurance that the Company could fully recover such increases by raising menu prices.

YEAR 2000

     The year 2000 software issue is not expected to have a material impact on the Company. Future developments may have a material adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS

     The following Financial Statements and Independent Auditor's Report thereon are included herein (page numbers refer to pages in this Report on Form 10-KSB):

                                                               PAGE
                                                              -------
Report of Independent Auditors..............................       14
Balance Sheets as of December 31, 1997, and January 1,
  1997......................................................       15
Statements of Operations for the years ended December 31,
  1997, January 1, 1997, and January 3, 1996................       16
Statements of Changes in Shareholders' Equity for the years
  ended December 31, 1997, January 1, 1997, and January 3,
  1996......................................................       17
Statements of Cash Flows for the years ended December 31,
  1997, January 1, 1997, and January 3, 1996................       18
Notes to Financial Statements...............................  19 - 24

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Timber Lodge Steakhouse, Inc.

     We have audited the accompanying balance sheets of Timber Lodge Steakhouse, Inc. as of December 31, 1997, and January 1, 1997, and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1997, January 1, 1997, and January 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timber Lodge Steakhouse, Inc. at December 31, 1997, and January 1, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997, January 1, 1997, and January 3, 1996, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP
                                              ---------------------
                                              ERNST & YOUNG LLP

Minneapolis, Minnesota
February 13, 1998

                         TIMBER LODGE STEAKHOUSE, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 31,   JANUARY 1,
                                                                  1997          1997
                                                              ------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   482,598    $ 1,178,373
  Accounts receivable.......................................      227,473        136,576
  Inventories...............................................      352,289        203,268
  Pre-opening costs, net....................................      450,510        168,933
  Deferred tax assets.......................................           --         64,300
  Prepaid expenses and other current assets.................      541,529        366,240
                                                              -----------    -----------
                                                                2,054,399      2,117,690
Property and equipment, net.................................   12,463,740     10,970,370
Deferred tax assets.........................................      132,400         23,200
Note receivable.............................................      346,000        396,000
Other assets................................................      221,639        190,182
                                                              -----------    -----------
          Total assets......................................  $15,218,178    $13,697,442
                                                              ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,512,713    $ 1,127,673
  Accrued salaries and wages................................      386,371        262,346
  Sales tax payable.........................................      187,153        136,327
  Deferred revenue -- gift certificates.....................      871,360        535,997
  Income taxes payable......................................           --        295,690
  Deferred tax liabilities..................................       59,000             --
  Accrued expenses and other liabilities....................       71,847         97,569
                                                              -----------    -----------
                                                                3,088,444      2,455,602
Deferred rent...............................................    1,063,429      1,248,224
                                                              -----------    -----------
          Total liabilities.................................    4,151,873      3,703,826
Shareholders' equity:
  Common stock, $.01 par value:
     Authorized shares -- 10,000,000
     Issued shares -- 3,566,833 at January 1, 1997 and
      3,625,750 at December 31, 1997........................       36,257         35,668
     Additional paid-in capital.............................    8,883,701      8,793,814
     Retained earnings......................................    2,146,347      1,164,134
                                                              -----------    -----------
          Total shareholders' equity........................   11,066,305      9,993,616
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $15,218,178    $13,697,442
                                                              ===========    ===========

                            See accompanying notes.

                         TIMBER LODGE STEAKHOUSE, INC.

                            STATEMENTS OF OPERATIONS

                                                                   FOR FISCAL YEARS ENDED
                                                          ----------------------------------------
                                                          DECEMBER 31,   JANUARY 1,    JANUARY 3,
                                                              1997          1997          1996
                                                          ------------   -----------   -----------
Net sales...............................................  $26,535,788    $20,636,760   $17,040,506
Costs and expenses:
  Food and beverage costs...............................    9,944,401      7,767,907     6,613,278
  Labor and related benefit costs.......................    7,599,884      5,873,869     4,929,462
  Restaurant operating expenses.........................    2,648,596      1,805,317     1,466,891
  Occupancy costs.......................................    2,957,428      2,234,300     1,944,446
                                                          -----------    -----------   -----------
                                                           23,150,309     17,681,393    14,954,077
                                                          -----------    -----------   -----------
Restaurant operating income.............................    3,385,479      2,955,367     2,086,429
Operating expenses:
  General and administrative............................    1,617,984      1,445,313     1,556,485
  Amortization of pre-opening costs.....................      353,336        316,077       469,290
  Loss on sale and abandonment of restaurants, net......           --             --       329,044
                                                          -----------    -----------   -----------
Operating income........................................    1,414,159      1,193,977      (268,390)
Interest expense........................................       89,068         31,269         7,493
Interest and other income...............................      (68,828)       (98,513)     (179,902)
                                                          -----------    -----------   -----------
Income before income taxes..............................    1,393,919      1,261,221       (95,981)
Income taxes............................................      411,706        278,240        (7,750)
                                                          -----------    -----------   -----------
Net income..............................................  $   982,213    $   982,981   $   (88,231)
                                                          ===========    ===========   ===========
Basic earnings per share................................  $       .27    $       .28   $      (.02)
                                                          ===========    ===========   ===========
Diluted earnings per share..............................  $       .27    $       .27   $      (.02)
                                                          ===========    ===========   ===========
Basic weighted average shares...........................    3,604,791      3,571,167     3,607,123
                                                          ===========    ===========   ===========
Diluted weighted average shares.........................    3,675,857      3,659,782     3,607,123
                                                          ===========    ===========   ===========

                            See accompanying notes.

                         TIMBER LODGE STEAKHOUSE, INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                            COMMON STOCK       ADDITIONAL                    TOTAL
                                         -------------------    PAID-IN      RETAINED    SHAREHOLDERS'
                                          SHARES     AMOUNT     CAPITAL      EARNINGS       EQUITY
                                         ---------   -------   ----------   ----------   -------------
Balance at December 28, 1994...........  3,617,500   $36,175   $8,959,859   $  269,384    $ 9,265,418
  Purchase and retirement of common
     stock.............................    (42,000)     (420)    (134,844)          --       (135,264)
  Net loss.............................         --        --           --      (88,231)       (88,231)
                                         ---------   -------   ----------   ----------    -----------
Balance at January 3, 1996.............  3,575,500    35,755    8,825,015      181,153      9,041,923
  Purchase and retirement of common
     stock.............................    (10,000)     (100)     (34,687)          --        (34,787)
  Exercise of stock options............      1,333        13        3,486           --          3,499
  Net income...........................         --        --           --      982,981        982,981
                                         ---------   -------   ----------   ----------    -----------
Balance at January 1, 1997.............  3,566,833    35,668    8,793,814    1,164,134      9,993,616
  Purchase and retirement of common
     stock.............................     (2,000)      (20)      (7,293)          --         (7,313)
  Exercise of stock options............     60,917       609       97,180           --         97,789
  Net income...........................         --        --           --      982,213        982,213
                                         ---------   -------   ----------   ----------    -----------
Balance at December 31, 1997...........  3,625,750   $36,257   $8,883,701   $2,146,347    $11,066,305
                                         =========   =======   ==========   ==========    ===========

                            See accompanying notes.

                         TIMBER LODGE STEAKHOUSE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                       FOR FISCAL YEARS ENDED
                                                              ----------------------------------------
                                                              DECEMBER 31,   JANUARY 1,    JANUARY 3,
                                                                  1997          1997          1996
                                                              ------------   -----------   -----------
OPERATING ACTIVITIES
Net income..................................................  $   982,213    $   982,981   $   (88,231)
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................    1,100,410        926,815       710,915
  Amortization..............................................      353,336        316,077       465,375
  Deferred rent.............................................     (184,795)       421,812       223,062
  Deferred taxes............................................       14,100        142,800      (124,200)
  Loss on sale and abandonment of assets, net...............           --             --       100,885
  Changes in operating assets and liabilities:
    Receivables.............................................      (90,897)       (48,860)       19,619
    Inventories.............................................     (149,021)       (37,266)        9,142
    Pre-opening costs.......................................     (631,013)      (328,466)     (240,923)
    Prepaid expenses and other current assets...............     (175,289)       (91,544)     (146,630)
    Accounts payable........................................      385,040        350,344      (252,045)
    Accrued salaries and wages..............................      124,025         75,433        (6,017)
    Sales taxes payable.....................................       50,826         19,995        30,467
    Deferred revenue -- gift certificates...................      335,363        106,671       167,867
    Income taxes payable....................................     (295,690)       281,093      (261,111)
    Accrued expenses and other liabilities..................      (25,722)       (65,184)      123,167
                                                              -----------    -----------   -----------
Net cash provided by operating activities...................    1,792,886      3,052,701       731,342
INVESTING ACTIVITIES
Purchases of property and equipment.........................   (4,168,780)    (3,924,964)   (3,047,925)
Sales of property and equipment.............................           --             --        65,546
Proceeds used in restaurant development.....................           --             --       943,893
Cash from sale of restaurant................................           --             --       125,000
Purchases of marketable securities..........................           --             --    (1,532,000)
Sales of marketable securities..............................           --             --     4,504,161
Other assets................................................      (35,357)        51,828       (15,300)
                                                              -----------    -----------   -----------
Net cash (used in) provided by investing activities.........   (4,204,137)    (3,873,136)    1,043,375
FINANCING ACTIVITIES
Proceeds from short-term borrowings.........................    1,829,987             --            --
Repayment of short-term borrowings..........................   (1,829,987)            --            --
Proceeds from sale/leaseback transaction....................    1,575,000             --            --
Exercise of stock options...................................       97,789          3,499            --
Principal collected on long-term note.......................       50,000         10,000            --
Common stock repurchased....................................       (7,313)       (34,787)     (135,264)
                                                              -----------    -----------   -----------
Net cash provided by (used in) financing activities.........    1,715,476        (21,288)     (135,264)
                                                              -----------    -----------   -----------
Net (decrease) increase in cash and cash equivalents........     (695,775)      (841,723)    1,639,453
Cash and cash equivalents at beginning of year..............    1,178,373      2,020,096       380,643
                                                              -----------    -----------   -----------
Cash and cash equivalents at end of year....................  $   482,598    $ 1,178,373   $ 2,020,096
                                                              ===========    ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid...........................................  $   806,697    $    15,324   $   364,159
Interest paid...............................................  $   110,939    $    31,269   $     7,493

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

     ACCOUNTING PERIOD -- The Company uses a 52/53 week fiscal year ending on the Wednesday nearest to the end of the calendar year. Both fiscal 1997 and fiscal 1996 included 52 weeks of business activity and fiscal 1995 included 53 weeks of business activity.

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

     PRE-OPENING COSTS -- Pre-opening costs consist of direct costs of hiring and training the initial workforce, smallwares, printing, lodging, travel, office supplies and other direct costs associated with opening a new restaurant. Such costs are amortized over a twelve-month period commencing with the restaurant opening.

     Accumulated amortization of pre-opening costs totaled $1,325,308 and $975,872 at December 31, 1997, and January 1, 1997, respectively.

     ADVERTISING COSTS -- The Company capitalizes the production costs of advertising and expenses those costs upon the first running of the ad. For the years ended December 31, 1997, January 1, 1997, and January 3, 1996, the company incurred advertising expenses of approximately $893,000, $538,000 and $420,000, respectively.

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

     STOCK BASED COMPENSATION -- The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under

                         TIMBER LODGE STEAKHOUSE, INC.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              DECEMBER 31,   JANUARY 1,
                                                                  1997          1997
                                                              ------------   -----------
Leasehold improvements......................................  $10,753,653    $ 8,432,010
Equipment...................................................    3,721,525      3,518,824
Furniture and fixtures......................................    1,131,202      1,073,938
Office equipment............................................      152,080        139,909
                                                              -----------    -----------
                                                               15,758,460     13,164,681
Less accumulated depreciation and amortization..............   (3,294,720)    (2,194,311)
                                                              -----------    -----------
                                                              $12,463,740    $10,970,370
                                                              ===========    ===========

3. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            FOR FISCAL YEARS ENDED
                                                    --------------------------------------
                                                    DECEMBER 31,   JANUARY 1,   JANUARY 3,
                                                        1997          1997         1996
                                                    ------------   ----------   ----------
Net income (loss).................................   $  982,213    $ $982,981   $  (88,231)
Denominator:
  Denominator for basic earnings per
     share -- weighted average shares.............    3,604,791     3,571,167    3,607,123
Effect of dilutive securities:
  Stock options...................................       71,066        88,615           --
                                                     ----------    ----------   ----------
Denominator for diluted earnings per
  share -- weighted average shares and assumed
  conversion......................................    3,675,857     3,659,782    3,607,123
                                                     ==========    ==========   ==========
Basic earnings (loss) per share...................   $      .27    $      .28   $     (.02)
                                                     ==========    ==========   ==========
Diluted earnings (loss) per share.................   $      .27    $      .27   $     (.02)
                                                     ==========    ==========   ==========

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

                         TIMBER LODGE STEAKHOUSE, INC.

4. STOCK OPTIONS AND WARRANTS (CONTINUED)

                                                                                         WEIGHTED AVERAGE
                                                        SHARES AVAILABLE     OPTIONS      EXERCISE PRICE
                                                           FOR GRANT       OUTSTANDING      PER SHARE
                                                        ----------------   -----------   ----------------
Balance at December 28, 1994..........................      434,500          190,500          $2.74
  Granted.............................................      (47,500)          47,500           2.63
  Canceled............................................       25,500          (25,500)          2.63
                                                            -------          -------
Balance at January 3, 1996............................      412,500          212,500           2.73
  Granted.............................................      (59,500)          59,500           3.59
  Canceled............................................       50,500          (50,500)          3.06
  Exercised...........................................           --           (1,333)          2.63
                                                            -------          -------
Balance at January 1, 1997............................      403,500          220,167           2.88
  Granted.............................................      (68,500)          68,500           3.81
  Canceled............................................       14,500          (14,500)          2.88
  Exercised...........................................           --          (27,167)          2.68
                                                            -------          -------
Balance at December 31, 1997..........................      349,500          247,000          $3.21
                                                            =======          =======

     In November 1992, the Company granted a non-qualified option to an officer to purchase 33,750 shares at $.74 per share. This option was exercised in total in February 1997.

     At December 31, 1997, January 1, 1997, and January 3, 1996, options of 189,166, 194,250 and 194,750, respectively, were exercisable at weighted average prices of $3.04, $2.30 and $2.37, respectively.

     The weighted average fair value of options granted during the years ended December 31, 1997, January 1, 1997, and January 3, 1996, was $1.53, $1.43 and
$1.13 per share, respectively.

PRO FORMA DISCLOSURES

     Pro forma information regarding net income and earnings per share is required by Statement 123, and is determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1997, 1996 and 1995: risk free interest rate of 6%; dividend yield of 0%; volatility factor of the expected market price of the Company's stock of .461; and a weighted-average expected life of the option of 4 years.

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

                         TIMBER LODGE STEAKHOUSE, INC.

4. STOCK OPTIONS AND WARRANTS (CONTINUED)
     For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense, net of the related pro forma tax benefits, over the options' vesting period. The Company's pro forma information follows:

                                                      DECEMBER 31,   JANUARY 1,   JANUARY 3,
                                                          1997          1997         1996
                                                      ------------   ----------   ----------
Pro forma net income (loss).........................    $933,955      $957,821    $(100,916)
Pro forma earnings (loss) per share:
  Basic.............................................    $    .26      $    .27    $    (.03)
  Diluted...........................................    $    .25      $    .26    $    (.03)

     Note: The pro forma effect on net income (loss) for fiscal 1997, 1996 and 1995 is not representative of the pro forma effects on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

WARRANTS

     In connection with the Company's initial public offering in December 1993, the Company issued to the underwriter a warrant to purchase 120,000 shares of common stock. The warrant became exercisable on December 9, 1994, and remains outstanding until December 9, 1998. The warrant is exercisable at $7.20 per share. The warrant contains antidilution provisions and is non-transferable.

5. LINE OF CREDIT

     The Company has a $500,000 line of credit facility with its bank. The line of credit bears interest at the prime rate plus 1%, or 9.5% at December 31, 1997. The line of credit expires in June 1998. At December 31, 1997, there were no borrowings outstanding against the line of credit.

6. INCOME TAXES

     The components of income tax expense for the years ended December 31, 1997, January 1, 1997, and January 3, 1996, are as follows:

                                                        FISCAL 1997   FISCAL 1996   FISCAL 1995
                                                        -----------   -----------   -----------
Current:
  Federal.............................................   $311,589      $101,600      $  87,450
  State...............................................     86,017        33,840         29,000

Deferred:
  Federal.............................................     10,850       121,380       (103,100)
  State...............................................      3,250        21,420        (21,100)
                                                         --------      --------      ---------
                                                         $411,706      $278,240      $  (7,750)
                                                         ========      ========      =========

                         TIMBER LODGE STEAKHOUSE, INC.

6. INCOME TAXES (CONTINUED)
     The tax effects of significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,   JANUARY 1,
                                                                  1997          1997
                                                              ------------   ----------
Deferred tax assets:
  Alternative minimum tax credit carryforwards..............    $90,700       $190,600
  General business credit carryforwards.....................    417,600        279,800
  Other.....................................................     18,800         20,400
                                                                -------       --------
          Total deferred tax assets.........................    527,100        490,800
Deferred tax liabilities:
  Depreciation..............................................    300,600        345,900
  Pre-opening costs.........................................    153,100         57,400
                                                                -------       --------
          Total deferred tax liabilities....................    453,700        403,300
                                                                -------       --------
Net deferred tax assets.....................................    $73,400       $ 87,500
                                                                =======       ========

     At December 31, 1997, the Company had AMT credit carryforwards and the general business credit carryforwards of $508,300. These credits expire at various times through the year 2011.

     A reconciliation of statutory federal income taxes to the actual income tax expense is as follows:

                                                             FOR THE FISCAL YEARS ENDED
                                                       --------------------------------------
                                                       DECEMBER 31,   JANUARY 1,   JANUARY 3,
                                                           1997          1997         1996
                                                       ------------   ----------   ----------
Income taxes at statutory rate.......................    $473,932      $428,815     $(32,635)
State income taxes, net of federal benefit...........      60,733        54,950       (5,068)
Alternative minimum tax..............................          --            --      116,450
Reduction of taxes previously provided for...........          --      (142,825)          --
Effects of Fica Tip Credit...........................     (91,000)      (62,700)          --
Other................................................     (31,959)           --      (86,497)
                                                         --------      --------     --------
                                                         $411,706      $278,240     $ (7,750)
                                                         ========      ========     ========

7. RELATED PARTY TRANSACTIONS

     Two nephews of the Company's chief executive officer, Dermot F. Rowland, own a construction company that managed the construction of some of the Company's restaurants. Payments to this construction company totaled $1,056,011 in fiscal 1997. The accounts payable balance of the Company on December 31, 1997, included an amount of $432,634 that was payable to that construction company.

     The Company rents office space for $3,660 per month in a building owned by the Company's chief executive officer.

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

                         TIMBER LODGE STEAKHOUSE, INC.

8. LEASE COMMITMENTS (CONTINUED)
     During 1997, the Company entered into a sale/leaseback in connection with the development of the St. Cloud, Minnesota restaurant. The Company sold the property, having a book value of $1,575,000, to a third party leasing company for a selling price of $1,575,000. The Company then leased the property back under lease terms similar to its other restaurants.

     Rental expense under these lease agreements was $1,346,101, $901,115 and $745,768 for the years ended December 31, 1997, January 1, 1997, and January 3, 1996, respectfully.

     At December 31, 1997, future minimum lease payments under all noncancelable lease agreements are as follows:

Period Ending:
   1998.....................................................  $ 1,860,009
   1999.....................................................    1,880,277
   2000.....................................................    1,914,721
   2001.....................................................    1,888,092
   2002.....................................................    1,635,044
   Thereafter...............................................   13,814,066
                                                              -----------
                                                              $22,992,209
                                                              ===========

9. 401(K) PLAN

     In 1995, the Company adopted a defined contribution benefit plan that covers virtually all full-time employees. Under the plan, eligible employees can elect to contribute up to 15% of their annual compensation to the plan. The Company is permitted, but not required, to make a matching contribution to the plan up to a maximum of 6% of each participating employee's annual compensation. The Company has not made a matching contribution since the plan's inception.

10. SALE AND ABANDONMENT OF RESTAURANTS

     The Company sold its Q. Cumbers unit to the existing store manager, who was then a related party, on June 14, 1995. The Company retained the services of an independent consultant to assess the fair market value of the business and validate the Company's selling price. The store was sold for $531,000. The Company received $125,000 in cash and a promissory note for $406,000. The sale resulted in a pre-tax gain of $278,120. The promissory note bears interest at the prime rate. Interest is payable monthly. The buyer is required to make future principal payments of an annual amount of $50,000 from 1998-2002. In 2003, the remaining principal balance is due in full. The balance of the note receivable at December 31, 1997, was $346,000.

     In May, 1995, the Company closed its Williamsville, NY restaurant. The abandonment costs of $607,164 consist of the write-off of non-reusable assets and related close down costs.

     The pre-tax gain of $278,120 on the sale of Q. Cumbers and the pre-tax loss of $607,164 on the closing of the Williamsville, NY restaurant resulted in a net loss on sale and abandonment of restaurants of $329,044 in fiscal 1995.

11. SUBSEQUENT EVENT

     On January 16, 1998, G B Foods Corporation and the Company executed a Definitive Merger Agreement whereby G B Foods Corporation will acquire all of the Company's outstanding common stock. The parties expect to close the transaction in July 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(A) DIRECTORS, EXECUTIVE OFFICERS

                                                                                       DIRECTOR
          NAME              AGE                        POSITION                         SINCE
          ----              ---                        --------                        --------
Dermot F. Rowland           60    Chairman of the Board, Chief Executive Officer,       1989
                                  Secretary and Director
Peter S. Bedzyk             46    President, Chief Operating Officer and Director       1996
William J. Birmingham       56    Chief Financial Officer                                --
Laurence F. LeJeune(1)      60    Director                                              1991
John P. Uphoff(1)           65    Director                                              1994

---------------
(1) Member of the Audit Committee and the Compensation Committee

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

     WILLIAM J. BIRMINGHAM joined the Company in September 1997 as its Chief Financial Officer. From July 1996 to May 1997 Mr. Birmingham served as Chief Financial Officer of XOX Corporation, a St. Paul, Minnesota-based software company that provides proprietary software for geometric computing. From January 1995 to March 1996, he served as Chief Financial Officer for B-Tree Verification Systems, Inc., a Minneapolis-based company that provides test stations that validate the software in devices containing embedded microprocessors. From December 1992 through December 1994, he was Chief Financial Officer of Waters Instruments, Inc., Rochester, Minnesota, a company that manufactures electro-mechanical devices for the medical, computer, communications and agriculture markets. Prior to this time, Mr. Birmingham was Chief Financial Officer of a start-up medical device company in Minneapolis (f/k/a Cherne Medical) and had an extended career with 3M Company, St. Paul, Minnesota involving financial and marketing management positions. Mr. Birmingham left the employ of the Company in April 1998.

     LAURENCE F. LEJEUNE has, since 1981, been the owner, and has served as Chairman of the Board, of LeJeune Investment, Inc., a corporate holding company which operates Carousel Automobiles and Maplewood Imports, both of which are automobile dealerships located in the Minneapolis -- St. Paul metropolitan area. He served as President and Chief Executive Officer of L.L. LeJeune Co., a Minneapolis -- based structural steel fabricator, from 1967 to 1989. Mr. LeJeune currently serves as a Director of Vaughn Communications, Inc. based in Edina, Minnesota, which provides video duplication services and broadcast video equipment rental.

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

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM
                                                                               COMPENSATION AWARDS
                                                      ANNUAL COMPENSATION     ---------------------
                                                    -----------------------   SECURITIES UNDERLYING
           NAME AND PRINCIPAL POSITION              YEAR   SALARY     BONUS          OPTIONS
           ---------------------------              ----   ------     -----   ---------------------
Dermot F. Rowland                                   1997   52,516(1)   --              10,000(2)
  (Chief Executive Officer)                         1996   84,808      --              15,000
                                                    1995   67,212      --              50,000(3)

---------------
(1) Mr. Rowland was on disability for a portion of fiscal year 1997 and under terms of the Company's disability benefit program, received those benefit payments directly from the insurance company.

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

                                   OPTIONS     % OF TOTAL OPTIONS     EXERCISE PRICE
              NAME                 GRANTED   GRANTED IN FISCAL YEAR     PER SHARE      EXPIRATION DATE
              ----                 -------   ----------------------   --------------   ---------------
Dermot F. Rowland................  10,000(1)         14.6%                $4.125        May 29, 2007

---------------
(1) The date of grant of the stock option was May 30, 1997. Options become exercisable at the rate of one-third of the granted shares after six, eighteen and thirty months from the date of grant.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                         NUMBER OF                   NUMBER OF UNEXERCISED         VALUE (1) OF UNEXERCISED
                          SHARES                  OPTIONS AT DECEMBER 31, 1997   OPTIONS AT DECEMBER 31, 1997
                         ACQUIRED     VALUE (1)   ----------------------------   ----------------------------
         NAME           ON EXERCISE   REALIZED    EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
         ----           -----------   ---------   -----------    -------------   -----------    -------------
Dermot F. Rowland.....    33,750      $196,425      61,667          13,333        $215,472         $35,215

---------------
(1) Value is the difference between the exercise price of the option and the closing price of the common stock on December 31, 1997 of $6.56 per share.

                             DIRECTOR COMPENSATION

     During the fiscal year ended December 31, 1997, the Company paid no fees or compensation or expense reimbursement to each non-employee director. The Company grants to its non-employee directors non-qualified stock options to purchase shares of the Company's Common Stock at prices which are equal to the fair market value on the date of grant. These non-qualified stock options are exercisable at any time from the date of grant and have a ten-year life. During the fiscal year ended December 31, 1997, the Company granted to each of its non-employee directors, Laurence F. LeJeune and John P. Uphoff, options to purchase 5,000 shares of Common Stock at exercise prices of $3.375 per share and 5,000 shares of Common Stock at an exercise price of $3.75, the respective closing bid prices of the Company's Common Stock on the date of such grants. On January 15, 1998, Mr. LeJeune and Mr. Uphoff were each granted non-qualified options to purchase 10,000 shares of Common Stock at exercise prices of $5.375 per share, the closing bid price on January 15, 1998.

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

                                                          NUMBER OF SHARES
                                                          OF COMMON STOCK       PERCENTAGE OF OUTSTANDING
        NAME AND ADDRESS OF BENEFICIAL OWNER           BENEFICIALLY OWNED(1)        COMMON SHARES(9)
        ------------------------------------           ----------------------   -------------------------
Dermot F. Rowland....................................         595,119(2)                 16.1%
4021 Vernon Avenue South
Minneapolis, Minnesota 55416
Peter S. Bedzyk......................................          40,042(3)                  1.1%
4021 Vernon Avenue South
Minneapolis, Minnesota 55416
William J. Birmingham................................           1,667(4)                     *
4021 Vernon Avenue South
Minneapolis, Minnesota 55416
Laurence F. LeJeune..................................         161,500(5)                  4.4%
8989 Wayzata Boulevard
Minneapolis, Minnesota 55426
John P. Uphoff.......................................          35,000(6)                  1.0%
P.O. Box 6611
Incline Village, Nevada 89450
All executive officers and directors as a group (5
  persons)...........................................         833,328(7)                 21.8%
Heartland Advisors, Inc..............................         506,000(8)                 13.9%
790 North Milwaukee Street
Milwaukee, Wisconsin 53202

---------------
 *  less than one percent

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

(4) Represents options to purchase up to 1,667 shares of Common Stock. Mr. Birmingham left the employ of the Company in April 1998.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Two nephews of the Company's Chairman and Chief Executive Officer, Dermot
F. Rowland, own a construction company that managed the construction of some of the Company's restaurants. Payments to this construction company totaled $1,056,011 in fiscal 1997. The accounts payable balance of the Company on December 31, 1997, included an amount of $432,634 that was payable to that construction company.

     The Company rents office space for $3,660 per month in a building owned by the Company's Chairman and Chief Executive Officer, Dermot F. Rowland.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

   3.1  Articles of Incorporation of Timber Lodge Steakhouse, Inc.
        (1)
   3.2  Bylaws (2)
  10.4  Agreement and Plan of Merger dated as of January 16, 1998 among GB Foods Corporation TLS Acquisition Corp. and Timber
        Lodge Steakhouse, Inc. (5)
  23.1  Consent of Independent Auditors (4)
  24.1  Power of Attorney (3)
  27.1  Financial Data Schedule (5)

---------------
(1) Incorporated by reference to the specific exhibit included in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 14, 1995.

(2) Incorporated by reference to the specific exhibit included in the Company's Registration Statement on Form SB-2, SEC File No. 33-71176-C.

(3) Previously filed.

(4) Filed herewith electronically.

(5) Previously filed.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1997.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 10, 1998                      Timber Lodge Steakhouse, Inc.

                                          By      /s/ DERMOT F. ROWLAND
                                            ------------------------------------
                                            Dermot F. Rowland
                                            Chief Executive Officer

     In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on July 10, 1998.

                      SIGNATURE                                           POSITION
                      ---------                                           --------

                /s/ DERMOT F. ROWLAND                  Director, Chairman of the Board, Chief
-----------------------------------------------------    Executive Officer and Secretary
                  Dermot F. Rowland

                 /s/ PETER S. BEDZYK                   Director, President and Chief Operating
-----------------------------------------------------    Officer
                   Peter S. Bedzyk

                          *                            Director
-----------------------------------------------------
                 Laurence F. LeJeune

                          *                            Director
-----------------------------------------------------
                   John P. Uphoff

                  /s/ JAMES KELZER                     Chief Accounting Officer
-----------------------------------------------------
                    James Kelzer

            * Signed by Dermot F. Rowland
               pursuant to a power of
                  attorney on file

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                            DESCRIPTION
  -------                          -----------
   3.1     Articles of Incorporation of Timber Lodge Steakhouse, Inc.
           (1)
   3.2     Bylaws (2)
  10.4     Agreement and Plan of Merger dated as of January 16, 1998
           among GB Foods Corporation TLS Acquisition Corp. and Timber
           Lodge Steakhouse, Inc. (5)
  23.1     Consent of Independent Auditors (4)
  24.1     Power of Attorney (3)
  27.1     Financial Data Schedule (5)

---------------
(1) Incorporated by reference to the specific exhibit included in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 14, 1995.

(2) Incorporated by reference to the specific exhibit included in the Company's Registration Statement on Form SB-2, SEC File No. 33-71176-C.

(3) Previously filed.

(4) Filed herewith electronically.

(5) Previously filed.