Form 10-Q
period 1998-06-17
TIMBER LODGE STEAKHOUSE INC
filed 1998-08-03
CIK 912287

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 17, 1998

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

                              __X__ Yes   ____ No

         As of July 1, 1998, there were outstanding 3,637,415 shares of the issuer's Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..............................................   1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................   6


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................   10

SIGNATURES.................................................................  S-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          TIMBER LODGE STEAKHOUSE, INC.
                                 BALANCE SHEETS
                                   (unaudited)

                                                            June 17,       December 31,
                                                              1998            1997
                                                          ------------    ------------
ASSETS
Current assets:
      Cash and cash equivalents .....................     $    35,381     $   482,598
      Accounts receivable ...........................         184,965         227,473
      Inventory .....................................         292,325         352,289
      Pre-opening costs .............................         338,538         450,510
      Pre-paid expenses and other current assets ....         537,662         541,529
                                                          -----------     -----------
          Total current assets ......................       1,388,871       2,054,399

Property and equipment, net .........................      13,047,141      12,463,740
Note receivable, related party ......................         346,000         346,000
Deferred tax assets .................................         132,400         132,400
Other assets ........................................         206,384         221,639
                                                          -----------     -----------
Total assets ........................................     $15,120,796     $15,218,178
                                                          ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable ..............................     $   859,504     $ 1,512,713
      Short-term borrowing ..........................         475,000            --
      Accrued salaries and wages ....................         413,023         386,371
      Sales tax  payable ............................         156,822         187,153
      Gift certificates payable .....................         391,758         871,360
      Deferred tax liabilities ......................          59,000          59,000
      Accrued expenses and other liabilities ........          63,176          71,847
                                                          -----------     -----------
          Total current liabilities .................       2,418,283       3,088,444

Deferred  rent ......................................       1,257,522       1,063,429
                                                          -----------     -----------
Total liabilities ...................................       3,675,805       4,151,873

Shareholders' equity:
      Common stock, $0.01 par value
          Authorized shares -- 10,000,000
          Issued shares -- 3,637,415 at June 17, 1998
               and 3,625,750 at December 31, 1997 ...          36,374          36,257
      Additional paid-in capital ....................       8,919,839       8,883,701
      Retained earnings .............................       2,488,778       2,146,347
                                                          -----------     -----------
Total shareholders' equity ..........................      11,444,991      11,066,305
                                                          -----------     -----------
Total liabilities and shareholders' equity ..........     $15,120,796     $15,218,178
                                                          ===========     ===========

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                          TIMBER LODGE STEAKHOUSE, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               Twelve Weeks Ended               Twenty-four Weeks Ended
                                            June 17,         June 18,          June 17,          June 18,
                                             1998              1997              1998              1997
                                         ------------      ------------      ------------      ------------
Net sales .............................. $  7,076,259      $  5,921,684      $ 14,475,699      $ 11,135,992


Costs and expenses:
      Food and beverage costs ..........    2,595,692         2,243,330         5,404,257         4,170,498
      Labor and benefits costs .........    2,068,462         1,719,379         4,232,370         3,192,967
      Restaurant operating expenses ....      706,729           578,297         1,445,000         1,116,727
      Occupancy costs ..................      965,034           613,458         1,849,247         1,197,772
                                         ------------      ------------      ------------      ------------

         Restaurant costs and expenses .    6,335,917         5,154,464        12,930,874         9,677,964
                                         ------------      ------------      ------------      ------------

Restaurant operating income ............      740,342           767,220         1,544,825         1,458,028

General and administrative .............      405,055           375,754           797,235           715,290
Amortization of pre-opening costs ......      153,463            58,274           278,240           134,900
                                         ------------      ------------      ------------      ------------

      Operating income .................      181,824           333,192           469,350           607,838

Interest expense .......................        4,517             5,783             9,114            11,113
Interest and other (income) expense ....      (10,074)          (17,205)          (28,995)          (36,773)
                                         ------------      ------------      ------------      ------------

Income before income taxes .............      187,381           344,614           489,231           633,498

      Income taxes .....................       56,200           103,300           146,800           190,000
                                         ------------      ------------      ------------      ------------

Net income ............................. $    131,181      $    241,314      $    342,431      $    443,498
                                         ============      ============      ============      ============

Basic earnings per share ............... $        .04      $        .07      $        .09      $       0.12
                                         ============      ============      ============      ============

Diluted earnings per share ............. $        .04      $        .07      $        .09      $       0.12
                                         ============      ============      ============      ============

Basic weighted average shares ..........    3,635,780         3,598,583         3,634,211         3,591,665
                                         ============      ============      ============      ============

Diluted weighted average shares ........    3,728,365         3,658,533         3,733,280         3,660,892
                                         ============      ============      ============      ============

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                          TIMBER LODGE STEAKHOUSE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                Twenty-four Weeks Ended
                                                               June 17,         June 18,
                                                                 1998             1997
                                                             -----------      -----------
OPERATING ACTIVITIES
Net income .............................................     $   342,431      $   443,498
Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation .................................         576,246          481,867
          Amortization .................................         278,240          134,900
          Deferred rent ................................          94,093          (47,941)
          Changes in operating assets and liabilities:
               Receivables .............................          42,508          (91,633)
               Inventories .............................          59,964          (26,105)
               Pre-opening costs .......................        (164,468)        (295,723)
               Prepaid expenses and other current assets           3,867         (244,388)
               Accounts payable ........................        (653,209)          69,475
               Accrued salaries and wages ..............          26,652           78,750
               Sales tax payable .......................         (30,331)         (45,733)
               Gift certificates payable ...............        (479,602)        (313,555)
               Income taxes payable ....................            --           (214,182)
               Other accrued expenses ..................          (8,671)         (70,298)
                                                             -----------      -----------
Net cash provided by (used in) operating activities ....          87,720         (141,068)

INVESTING ACTIVITIES
Purchases of property and equipment ....................      (1,159,647)      (1,469,091)
Other assets ...........................................          13,455           (5,087)
                                                             -----------      -----------
Net cash used in investing activities ..................      (1,146,192)      (1,474,178)

FINANCING ACTIVITIES
Proceeds from short-term borrowings, net ...............         475,000          968,425
Exercise of stock options ..............................          36,255           24,975
Construction allowance received ........................         100,000             --
Principal collected on long term note ..................            --             50,000
Common stock repurchased ...............................            --             (7,313)
                                                             -----------      -----------
Net cash provided by financing activities ..............         611,255        1,036,087

Net decrease in cash and cash equivalents ..............        (447,217)        (579,159)
Cash and cash equivalents at the beginning of the year .         482,598        1,178,373
                                                             -----------      -----------

Cash and cash equivalents at end of period .............     $    35,381      $   599,214
                                                             ===========      ===========

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                          TIMBER LODGE STEAKHOUSE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 17, 1998
                                   (unaudited)



1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A-2 for the year ended December 31, 1997.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the twenty-four weeks ended June 17, 1998, are not necessarily indicative of the results that may be expected for the year ended December 30, 1998.


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

                                                 Twelve Weeks Ended         Twenty-four Weeks Ended
                                              June 17,        June 18,      June 17,       June 18,
                                                1998           1997           1998           1997
                                             ----------     ----------     ----------     ----------
BASIC EARNINGS PER SHARE:
Numerator
      Net income .......................     $  131,181     $  241,314     $  342,431     $  443,498
                                             ==========     ==========     ==========     ==========

Denominator
      Basic weighted average number
      of common shares outstanding
      for the period ...................      3,635,780      3,598,583      3,634,211      3,591,665
                                             ==========     ==========     ==========     ==========

Basic earnings per share ...............     $      .04     $      .07     $      .09     $     0.12
                                             ==========     ==========     ==========     ==========

                                                 Twelve Weeks Ended         Twenty-four Weeks Ended
                                              June 17,        June 18,      June 17,       June 18,
                                                1998           1997           1998           1997
                                             ----------     ----------     ----------     ----------
DILUTED EARNINGS PER SHARE:
Numerator
      Net income .......................     $  131,181     $  241,314     $  342,431     $  443,498
                                             ==========     ==========     ==========     ==========

Denominator
      Basic weighted average number
      of common shares outstanding
      for the period ...................      3,635,780      3,598,583      3,634,211      3,591,665

      Incremental common shares
      attributable to exercise of:
            - outstanding options ......         92,585         59,950         99,069         69,227
            - outstanding warrants .....           --             --             --             --
                                             ----------     ----------     ----------     ----------

      Diluted  weighted  average  number
      of common shares outstanding for
      the period .......................      3,728,365      3,658,533      3,733,280      3,660,892
                                             ==========     ==========     ==========     ==========

Diluted earnings per share .............     $      .04     $      .07     $      .09     $     0.12
                                             ==========     ==========     ==========     ==========

3. RECLASSIFICATION

Certain prior year items have been reclassified to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forwarding-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Timber Lodge Steakhouse, Inc. ("the Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitations, competitive pricing and other pressures from other restaurant operations, economic conditions generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's products, availability of capital, cost of labor, food costs, occupancy costs and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forwarding-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forwarding-looking statements.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain items included in the Company's statements of operations.

                                                      TWELVE WEEKS ENDED        TWENTY-FOUR WEEKS ENDED
                                                 ---------------------------  ----------------------------
                                                JUNE 17, 1998  JUNE 18, 1997  JUNE 17, 1998  JUNE 18, 1997
                                                -------------  -------------  -------------  -------------
Net sales .....................................    100.0   %       100.0   %      100.0   %      100.0  %

Costs and expenses:
     Food and beverage costs ..................     36.7            37.9           37.3           37.5
     Labor and benefits costs .................     29.2            29.0           29.2           28.7
     Restaurant operating expenses ............     10.0             9.8           10.0           10.0
     Occupancy costs ..........................     13.6            10.3           12.8           10.7
                                                 -----------    ------------    ----------     ----------
          Restaurant costs and expenses .......     89.5            87.0           89.3           86.9
                                                 -----------    ------------    -----------    ----------
Restaurant operating income ...................     10.5            13.0           10.7           13.1

General and administrative ....................      5.7             6.3            5.5            6.4
Amortization of pre-opening costs .............      2.2             1.1            2.0            1.2
                                                 -----------    ------------    -----------    ----------
    Operating income ..........................      2.6             5.6            3.2            5.5

Interest expense ..............................      0.0             0.1            0.0            0.1
Interest and other (income)/expense ...........     (0.1)           (0.3)          (0.2)          (0.3)
                                                 -----------    ------------    -----------    ----------
Income before income taxes ....................      2.7             5.8            3.4            5.7
     Income taxes .............................      0.8             1.7            1.0            1.7
                                                 -----------    ------------    -----------    ----------
Net income ....................................      1.9   %         4.1   %        2.4   %        4.0  %
                                                 ===========    ============    ===========    ==========

Number of restaurants
open at end of period                                 17              14


TWELVE WEEKS ENDED JUNE 17, 1998, COMPARED TO TWELVE WEEKS ENDED JUNE 18, 1997.

NET SALES. Total sales for the twelve weeks ending June 17, 1998, increased 19.5% to $7,076,259 compared to $5,921,684 for the same period last year. The increase is attributable to the four new restaurants opened since the beginning of the second quarter of fiscal 1997. Same store sales, for stores open at least 18 months, were down 2.0%. This is the first quarter in the last seven that same store sales have not been positive. Based on early third quarter sales, the Company remains confident that same store sales will be positive for the fiscal year. The Company continues to use television as its primary media vehicle in its core market of Minneapolis/St. Paul and has expanded television advertising to Sioux Falls, SD and Duluth, MN. The Company uses radio advertising in the Wisconsin market and print advertising in the Illinois and New York markets.

COSTS AND EXPENSES. Cost of restaurant sales, consisting of food and beverage costs, decreased 1.2% to 36.7% of net sales compared to 37.9% for the same period last year. The Company experienced lower commodity costs on meat, produce and dairy products, as well as improved in-store controls.

Labor and related benefit costs increased .2% to 29.2% of net sales compared to 29.0% for the same period last year. The increase is attributable to the server wage increase implemented by the State of Minnesota in September 1997. With the impact of low unemployment and a shrinking work force, the Company has had to increase hourly wage rates to attract qualified employees. These increases were offset somewhat by the Company implementing a partially self-insured health and dental insurance program for all eligible and participating employees.

Restaurant operating expenses include all other unit-level costs, the major components of which are rents, real estate taxes, utilities, store supplies, repairs and maintenance and other related occupancy costs. Restaurant operating expenses and occupancy costs combined increased 3.5% to 23.6% of net sales compared to 20.1% for the same period last year. The increase is attributable to occupancy costs, mainly equipment leases, being higher for new stores added in the past year compared to the mature existing stores operating during the same period last year. Real estate taxes have also increased at several locations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased .6% to 5.7% of net sales compared to 6.3% for the same period last year. The Company has experienced increased efficiencies while adding new stores without adding corporate personnel and overhead.

AMORTIZATION OF PRE-OPENING COSTS. Amortization of pre-opening costs increased to 2.2% of net sales compared to 1.1% for the same period last year. The increase is attributable to the pre-opening costs for the latest five new stores (three were outstate locations) being higher than the two restaurants being amortized for the same period last year. The Company amortizes pre-opening costs for new restaurants over a twelve month period commencing with the first full period after the restaurant's opening.

INTEREST AND OTHER INCOME. Interest was paid on short term borrowings via a line of credit with a local bank. The increase in short term borrowings was used to meet the Company's working capital needs. Interest income was earned on marketable securities and a promissory note related to the 1995 sale of Q. Cumbers. Interest expense for the quarter was $4,517 compared to $5,783 for the same period last year. Interest and other income in aggregate were $10,074 for the quarter compared to $17,205 for the same period last year. The decrease is due to a reduction of marketable securities used to finance new restaurant construction.

PROVISION FOR INCOME TAXES. The Company's effective tax rate is estimated at 30% for the second quarter, which is the same as second quarter 1997. The company's tax rate is impacted by tax credits for FICA taxes paid on tips received by restaurant employees.

NET INCOME. The Company's net income was $131,181 in the second fiscal quarter of 1998 compared to $241,314 for the same period last year. Basic and diluted earnings per share were $.04 in the first quarter 1998 compared to $.07, respectively, for the same quarter last year.


TWENTY-FOUR WEEKS ENDED JUNE 17, 1998, COMPARED TO TWENTY-FOUR WEEKS ENDED JUNE 18, 1997.

NET SALES. Total sales for twenty-four weeks ending June 17, 1998, increased 30.0% to $14,475,699 compared to $11,135,992 for the same period last year. The increase is attributable to opening five new restaurants since the beginning of 1997. Same store sales for stores open at least 18 months were down 0.4% year-to-date 1998.

COSTS AND EXPENSES. Cost of restaurant sales consisting of food and beverage decreased .2% to 37.3% compared to 37.5% for the same period last year. The Company experienced lower commodity costs on meat, produce and dairy products, as well as improved in-store controls.

Labor and related benefit costs were 29.2% as a percentage of sales compared to 28.7% for the same period last year. The increase is attributable to the higher minimum wage paid to Minnesota servers, as mentioned above.

Restaurant operating expenses and occupancy costs combined were 22.8% year-to-date compared to 20.7% for the same period last year. The increase is attributable to occupancy costs, mainly equipment leases, being higher for new stores added in the past year compared to the mature existing stores operating last year. Real estate taxes have also increased at several locations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased .9% to 5.5% of net sales compared to 6.4% for the same period last year. The Company has experienced increased efficiencies while adding new stores without adding corporate personnel and overhead.

AMORTIZATION OF PRE-OPENING COSTS. Amortization of pre-opening costs increased to 2.0% of sales compared to 1.2% for the same period last year.

INTEREST EXPENSE AND OTHER INCOME. Interest was paid on short term borrowings via a line of credit the Company has with a local bank. Short term borrowings were used to meet the Company's working capital needs. Interest income was earned on marketable securities and a promissory note related to the 1995 Q. Cumbers sale. Interest expense year-to-date was $9,114 compared to $11,113 for the same period last year. Interest and other income in aggregate were $17,205 year-to-date compared to $36,773 for the same period last year. Interest income decreased from 1997 as income earned on marketable securities was lower due to a reduction in invested cash used to fund new restaurant development.

PROVISION FOR INCOME TAXES. The Company's effective tax rate is estimated at 30%, which is the same as fiscal 1997.

NET INCOME. The Company's net income year-to-date was $342,431 for 1998 compared to $443,498 for the same period last year. Basic and diluted earnings per share were $.09 for 1998 compared to $.12, respectively, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has leased its restaurant sites under non-cancelable leases for periods of six to twenty years, with renewal options of between three and ten years. The Company plans to continue leasing sites for expansion in the foreseeable future.

Cash provided by operating activities was $87,720 compared to cash used in operating activities of $141,068 for the same period last year. The Company had a net working capital deficit of ($1,029,412) at June 17, 1998, compared to a deficit of ($1,034,045) at December 31, 1997. The Company has a $500,000 bank line of credit that it has used to fund short-term cash needs. At the end of second quarter 1998 this line had an outstanding balance of $475,000. This balance is planned to be paid down in subsequent quarters. Most of the Company's sales are paid by cash or credit card and the Company generally receives 30 days credit from trade suppliers.

Sale leaseback financing with AEI Fund Management, Inc. of St. Paul, Minnesota provided $1,575,000 for the November 1997 purchase of the St. Cloud, Minnesota restaurant. The financing agreement between the Company and AEI Fund Management, Inc. executed on September 23, 1997, provided for the funding of up to four restaurants/parcels. The Rochester, Minnesota site that opened June 25, 1998, was financed pursuant to that agreement between the Company and AEI. This financing facility could fund two more restaurants beyond the St.
Cloud and Rochester sites.

The Company currently intends to focus its expansion on steakhouse restaurants and estimates that the average costs of developing a new steakhouse restaurant to be approximately $1,560,000. The actual cost will vary depending on the size of the restaurant, the amount of landlord contributions, if any, and whether extensive renovation or remodeling is required. Pre-opening costs, primarily labor, advertising, travel and other costs related to the three new steakhouses opened in 1997 were $130,000 per restaurant. Expenses for new restaurants opening in the future are expected to be lower as training and general start-up efficiencies are achieved from the Company opening additional restaurants in markets away from Minnesota.

The planned purchase and conversion of approximately sixteen (16) JB restaurants into Timber Lodge Steakhouse restaurants has its own financing plan, as described in the Company's Form 10-KSB filed for December 31, 1997, for the pending Merger with G B Foods Corporation. If for some reason, the pending Merger would not take place, the Company would slow down its new restaurant growth strategy to match funding that would be provided by internally generated cash, AEI sale/leaseback financing, and the use of equipment leasing. The Company believes that these funding sources will fund operations for at least the next twelve months.

A registration statement pertaining to the Company's merger with G B Foods Corporation (GBFC) has been filed with the Securities and Exchange Commission and has been declared effective. The registration statement includes GBFC's prospectus for the Company's shareholders and the proxy statements of both companies, all combined into a single document. The combined prospectus/proxy statement was mailed to the Company's July 20, 1998, shareholders of record on July 31, 1998. The Company's shareholders' meeting to consider the merger is set for August 28, 1998.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  EXHIBITS:
        Exhibit 27 - Financial Data Schedule (included in electronic filing only).

   (b)  REPORTS ON FORM 8-K
        No reports on Form 8-K have been filed during the quarter for which this report was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TIMBER LODGE STEAKHOUSE, INC.


Date: August 3, 1998                  By: /s/ Dermot F. Rowland
                                          --------------------------------------
                                          Dermot F. Rowland
                                          Its: Chief Executive Officer



Date: August 3, 1998                  By: /s/ Peter S. Bedzyk
                                          --------------------------------------
                                          Peter S. Bedzyk
                                          Its: President



Date: August 3, 1998                  By: /s/ James A. Kelzer
                                          --------------------------------------
                                          James A. Kelzer
                                          Its: Chief Accounting Officer